Form 10-Q
period 1995-03-31
SALEM CORP
filed 1995-05-04
CIK 86358

                               F O R M   1 0 - Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended March 31, 1995

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-3931

                              SALEM CORPORATION
            -----------------------------------------------------
            (Exact name of Registrant as specified in its charter)


    Commonwealth of Pennsylvania                              25-0923435
    ----------------------------                              ----------
    (State or other jurisdiction                           (I.R.S. employer
 of incorporation or organization)                      identification number)


                P.O. Box 2222, Pittsburgh, Pennsylvania  15230
                ----------------------------------------------
                   (Address of principal executive offices)
                                   (Zip Code)


                                 412-276-5700
                                 ------------
               Registrant's telephone number, including area code



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X                   NO
     ---                     ---
1,864,882 Shares of Common Stock were outstanding at May 1, 1995.

                       SALEM CORPORATION AND SUBSIDIARIES


                                   I N D E X


                                                                                                   PAGE NUMBER
                                                                                                   -----------
PART I.                   FINANCIAL INFORMATION


   Item 1.                Financial Statements

                          Consolidated Statements of Income
                          and Retained Earnings for the
                          three months ended March 31, 1995
                          and 1994 (Unaudited)                                                        3

                          Consolidated Balance Sheets as of
                          March 31, 1995 (Unaudited) and
                          December 31, 1994                                                           4

                          Consolidated Statements of Cash Flows
                          for the three months ended March 31,
                          1995 and 1994 (Unaudited)                                                   5

                          Notes to Consolidated Financial
                          Statements for the three months
                          ended March 31, 1995 (Unaudited)                                            6

                          Review by Independent Public Accountants                                    7

                          Review Report of Independent
                          Public Accountants                                                          8

   Item 2.                Management's Discussion and Analysis
                          of Financial Condition and Results of
                          Operations                                                                  9-10


PART II.                  OTHER INFORMATION


   Item 1.                Legal Proceedings                                                           11-12

   Item 6.                Exhibits and Reports on Form 8-K                                            13

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                       SALEM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME AND
                          RETAINED EARNINGS (NOTE 1)
                                  (UNAUDITED)


                                                                                             THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                           --------------------------
                                                                                             1995             1994
                                                                                           --------         ---------
                                                                                              (In Thousands Except
                                                                                               Per Share Amounts)
Gross revenues                                                                             $32,067             $25,405
Cost of revenues                                                                            26,676              20,509
                                                                                           -------             -------

         Gross income                                                                        5,391               4,896

Unusual charges                                                                                808                 675
Selling, general & administrative expenses                                                   4,467               4,176
                                                                                           -------             -------

         Operating income                                                                      116                  45
                                                                                           -------             -------

Other income (expense):
         Interest income                                                                       346                 183
         Interest expense                                                                      (66)                (87)
         Other income, net                                                                     156                  92
                                                                                           -------             -------

         Total other income                                                                    436                 188
                                                                                           -------             -------

         Income before minority interest and
           income taxes                                                                        552                 233

Minority interest                                                                                2                 (37)

Provision for income taxes                                                                    (226)               (112)
                                                                                           -------             -------

         Net income                                                                            328                  84

         Retained earnings, beginning of period                                             29,677              26,777
         Cash dividends                                                                       (187)               (187)
                                                                                           -------             -------

         Retained earnings, end of period                                                  $29,818             $26,674
                                                                                           =======             =======

         Net income per common share                                                         $ .18               $ .04
                                                                                           =======             =======



See accompanying notes to consolidated financial statements.

                       SALEM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (NOTE 1)

                                                                                                  (IN THOUSANDS)
                                                                                          MARCH 31,             DECEMBER 31,
                                                                                            1995                   1994
                                                                                         ----------             -----------
                                                                                        (Unaudited)
         A S S E T S
         -----------
CURRENT ASSETS:
  Cash and cash equivalents (including
         restricted cash of $5,116 and $5,373)                                              $21,503                 $20,524
  Restricted short-term investments                                                           4,615                   4,315
  Receivables                                                                                17,353                  22,259
  Indebtedness of related parties, current                                                       97                      97
  Contracts-in-progress                                                                       8,533                   7,407
  Inventories                                                                                 5,033                   5,147
  Income tax benefit                                                                          3,368                   2,857
  Prepaid expenses                                                                            2,298                   2,232
                                                                                            -------                 -------
         Total current assets                                                                62,800                  64,838
                                                                                            -------                 -------

PROPERTY, PLANT AND EQUIPMENT, at cost                                                       25,645                  25,456
  Less- Accumulated depreciation                                                             16,343                  16,085
                                                                                            -------                 -------
         Net property, plant and equipment                                                    9,302                   9,371

OTHER ASSETS:
  Investments in affiliated companies (at equity)                                             2,373                   2,344
  Other restricted investments                                                                  600                     600
  Income tax benefit                                                                          1,515                   1,792
  Other assets                                                                                3,774                   3,609
                                                                                            -------                 -------
         Total assets                                                                       $80,364                 $82,554
                                                                                            =======                 =======

         LIABILITIES AND SHAREHOLDERS' EQUIT
         -----------------------------------
CURRENT LIABILITIES:
  Dividends payable                                                                         $   187                 $   187
  Current maturities of long-term debt                                                          665                     608
  Accounts payable (including outstanding
         checks of $3,100 and $1,975)                                                        10,624                  12,597
  Advance billings on contracts                                                              13,503                  14,096
  Accrued income taxes                                                                          (38)                    758
  Accrued payroll and employee benefits                                                       4,553                   4,367
  Accrued loss reserve                                                                        3,328                   2,595
  Other accrued liabilities                                                                   1,080                   1,038
  Reserves for warranty expense                                                               3,641                   3,625
                                                                                            -------                 -------
         Total current liabilities                                                           37,543                  39,871

LONG-TERM DEBT                                                                                2,045                   2,095
OTHER NONCURRENT LIABILITIES                                                                  3,196                   3,128
DEFERRED INCOME TAXES                                                                            30                       -
MINORITY INTEREST                                                                               403                     405

SHAREHOLDERS' EQUITY
  Preferred stock, par $25.00, authorized 112,485
         shares, issued 0 shares                                                                  -                       -
  Common stock, par $.50, authorized 15,000,000
         shares, issued 2,690,324 shares                                                      1,345                   1,345
  Paid-in surplus                                                                             9,301                   9,301
  Retained earnings                                                                          29,818                  29,677
  Cumulative translation adjustment                                                            (120)                    (71)
  Treasury stock, at cost (825,442 shares)                                                   (3,197)                 (3,197)
                                                                                            -------                 -------
         Total shareholders' equity                                                          37,147                  37,055
                                                                                            -------                 -------
         Total liabilities and shareholders'
            equity                                                                          $80,364                 $82,554
                                                                                            =======                 =======


See accompanying notes to consolidated financial statements.

                       SALEM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                   FOR THE THREE MONTHS
                                                                                                      ENDED MARCH 31,
                                                                                                   --------------------
                                                                                                   1995               1994
                                                                                                 --------           --------
                                                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net income                                                                              $   328            $    84

Adjustments for noncash items-
  Depreciation and amortization                                                                      412                354
  Deferred income taxes                                                                             (193)               366
Other noncurrent liabilities                                                                          68                 72
  Allowance for doubtful accounts                                                                     10                  -
  Equity of affiliates, net                                                                           24                (51)
  Reserves for warranty expense                                                                       16               (220)
  Cumulative translation adjustments                                                                 (53)                90
Changes in certain assets and liabilities,
    net of effects from acquired business
  Receivables                                                                                      5,578             (1,948)
  Contracts-in-progress, net                                                                      (1,720)             2,816
  Inventories                                                                                        117                199
  Prepaid expenses                                                                                    18                110
  Accounts payable                                                                                (2,094)              (950)
  Accrued income taxes                                                                              (811)              (339)
  Accrued liabilities                                                                                945                579
  Minority interest                                                                                   (2)                36
                                                                                                 -------            -------
         Net cash flows from operating activities                                                $ 2,643            $ 1,198
                                                                                                 -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Short-term investments                                                                         $  (300)           $(2,530)
  Acquisition of Enviroplant International
         Group Limited                                                                              (738)                 -
  Purchases of property, plant, & equipment, net                                                    (247)              (400)
                                                                                                 -------            -------
         Net cash flows used for
            investing activities                                                                 $(1,285)           $(2,930)
                                                                                                 -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                                 $  (187)           $  (187)
  Principal payments under financing arrangements                                                   (215)               (60)
  Payments on debt                                                                                   (61)               (55)
                                                                                                 -------            -------
         Net cash flows used for
            financing activities                                                                 $  (463)           $  (302)
                                                                                                 -------            -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          $    84            $  (134)
                                                                                                 -------            -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                               $   979            $(2,168)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  20,524             22,204
                                                                                                 -------            -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $21,503            $20,036
                                                                                                 =======            =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                                  $    17            $    74
  Income taxes paid, net                                                                             823                 84




See accompanying notes to consolidated financial statements.

                               SALEM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                  (UNAUDITED)




1.       BASIS OF PRESENTATION

         The financial information included herein has been prepared by Salem Corporation (the "Company"), without audit, for filing with the Securities and Exchange Commission pursuant to the rules and regulations of said Commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects all adjustments, consisting of normal recurring adjustments, which in the opinion of the Company are necessary for a fair statement of the results for the periods indicated. This financial information should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


2.       UNUSUAL CHARGES

         In the first quarter of 1995, the Company recorded unusual legal and consulting charges totaling $808,000 as a result of an SEC investigation (see
Part II, Item 1 Legal Proceedings) and legal and consulting charges resulting from efforts to maximize shareholder value, including a possible sale of the Company. In the first quarter of 1994, the Company recorded an unusual charge of $675,000 as a result of a court order entered in the settlement of plaintiffs legal fees and expenses in a shareholder derivative suit.


3.       INCOME TAXES

         The Company's effective income tax rate for the three months ended March 31, 1995 was 40.9%. This rate was not significantly different from a combined federal and state statutory rate. The Company's effective income tax rate for the three months ended March 31, 1994 was 48.1%. This rate differed from combined federal and state statutory rates due to losses sustained by United Kingdom subsidiaries for which no future tax benefit could be assured and to a lesser extent, equity income which was tax effected only to the extent of dividends received.


4.       INCOME PER COMMON SHARE

         Per share amounts have been computed using the weighted average number of common shares outstanding during the period (1,864,882 in 1995 and 1994).

                    REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS


         The consolidated financial statements for the three month period ended March 31, 1995 has been reviewed prior to filing, by the Company's independent public accountants, Arthur Andersen LLP, whose report covering their review of the financial statements is presented on Page 8.

                                     ARTHUR
                                    ANDERSEN

                            ARTHUR ANDERSEN & CO. SC

                                                  ------------------------------
                                                  Arthur Andersen LLP

                                                  ------------------------------
                                                  2100 One PPG Place
                                                  Pittsburgh PA 15222-5498
                                                  412 232-0600

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Salem Corporation:

We have reviewed the accompanying consolidated balance sheet of Salem Corporation (a Pennsylvania corporation) as of March 31, 1995, and the related consolidated statements of income and cash flows for the three-month period ended March 31, 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists primarily of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Salem Corporation as of December 31, 1994, and, in our report dated March 10, 1995, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                                        Arthur Andersen LLP

Pittsburgh, Pennsylvania,
  April 26, 1995

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


FIRST QUARTER OF 1995 COMPARED TO FIRST QUARTER OF 1994

         Gross revenues of $32.1 million in the current quarter increased 26.2% from the $25.4 million in the first quarter of 1994. Increases were recorded in all of the Company segments and the most significant were in the Company's minerals processing equipment and metals processing equipment segments. The increase is attributable to the high backlog of orders entering 1995. Gross income of $5.4 million in the current quarter increased 10.1% from the $4.9 million gross income in 1994. Gross income as a percent of revenues was 16.6% in the first quarter of 1995 as compared to 19.3% in the comparable quarter of 1994. This decline can be attributed in part to a reduction in profitability on sales at the Company's automation subsidiary in the United Kingdom. Also in the prior year the minerals processing equipment segment benefitted from a release of reserves that were held pending successful test results on a major contract.

         Operating income of $116,000 in the current quarter was adversely impacted by a loss at the Company's Salem Automation subsidiary in the United Kingdom. This loss is the result of a low level of sales and gross income insufficient to cover operating expenses.

         In the first quarter of 1995, the Company recorded unusual legal and consulting charges totaling $808,000 as a result of an SEC investigation (see
Part II, Item 1 Legal Proceedings) and efforts to maximize shareholder value, including a possible sale of the Company. In the first quarter of 1994, the Company recorded an unusual charge of $675,000 as a result of a court order entered in the settlement of plaintiffs legal fees and expenses in a shareholder derivative suit.

         Interest income increased to $346,000 in the current quarter from $183,000 in 1994. This increase is primarily attributable to an increase in interest rates.

         The provision for income taxes was approximately $226,000 in the first quarter of 1995 as compared to $112,000 in the first quarter of 1994. This increase in income taxes is due primarily to the increased level of pre-tax income.

         The Company's backlog at March 31, 1995 was $90.8 million compared to $74.8 million at March 31, 1994 and $76.0 million at December 31, 1994.

FINANCIAL CONDITION AND LIQUIDITY

         Cash and cash equivalents of approximately $21.5 million at March 31, 1995 increased from the $20.5 million at December 31, 1994. This increase reflects the generation of $2.6 million cash from operations as a result of collection of accounts receivable and payment of accounts payable and was offset by the use of $1.7 million cash for investing and financing activities. Such funds were used primarily for the acquisition of Enviroplant International Group Limited, the purchase of short-term investments as collateral for standby letters of credit and fixed assets and repayments under financing arrangements.

         The Company has two separate facilities, each for the issuance of up to $10 million of surety bonds. In connection with such facilities, the Company has obtained $2.5 million of standby letters of credit in favor of the issuers of such bonds. The standby letters of credit are fully collateralized by certificates of deposit. At March 31, 1995, approximately $4.8 million of such facilities were currently utilized.

         The Company's United Kingdom subsidiaries have two separate credit facilities at one major bank: a facility for the insurance of bank guarantees up to $2.9 million and an overdraft and loan facility of up to $1.6 million. At March 31, 1995, $2.3 million of the bank guarantee facility and none of the overdraft and loan facility were utilized.

         The Company believes that cash flows from operations and existing cash assets will be sufficient to enable it to meet near-term cash requirements.
The Company's ability to meet its long-term cash requirements is dependent upon its ability to attain and sustain sufficient cash flows from operations.

                          PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         On January 19, 1995 a Formal Order of Private Investigation was issued by the Securities and Exchange Commission ("SEC") concerning the Company, The Order and the investigation were intended to be confidential. All of the Company's directors have been deposed by the SEC and were required to produce documents concerning, among other things, their activities as directors of the Company and communications with Victor Posner, if any. The Order states that information has been reported to the SEC tending to show possible violations by the Company, its officers, directors, employees and affiliates and others of
Section 10(b), 13(a) and 14(e) of the Exchange Act and Rules 10b-5, 13a-1 and 13a-13 thereunder by failing to adequately disclose the role of Victor Posner in the management of the Company and by conspiring to hold down the price of the Company's common stock in order to enable Victor Posner to take the Company private at a less expensive price. The Company is unaware of evidence that any of the alleged violations has occurred but believes the investigation is ongoing.

         On February 22, 1995, Phillip H. Smith, a member of the Company's Board of Directors, filed a motion to intervene in a previously settled shareholder derivative suit. At the time he also filed a motion for a preliminary injunction wherein he alleged Victor Posner, Bernard Posner, Martin
J. Posner, Melvin R. Colvin, A.A. Fornataro, Donald L. Hoylman and the Company's outside counsel, as agent for the foregoing individuals, conspired to have Mr. Smith removed from the Company's Board of Directors and the ad hoc committee of independent directors created in November 1994 to establish a fair process with respect to the evaluation of any offer to acquire the Company.
Mr. Smith further alleged that such persons conspired to thwart the intent of the stipulation of settlement entered in the shareholder derivative suit and interfered with his ability to govern the Company in an independent manner.
Mr. Smith sought an injunction prohibiting such individuals from "violating the intent and spirit of the stipulation of settlement by removing him from the Salem Board of Directors and any of the committees on which he currently serves" or "by interfering with, or taking steps to prevent or limit, his ability to act as an independent director on the Salem Board of Directors."

         On March 3, 1995, Mr. Smith withdrew without prejudice his motions for preliminary injunction and leave to intervene after receiving written assurances that (i) the directors named in Mr. Smith's motions agreed to continue to abide by the terms of the stipulation of settlement, (ii) Mr. Smith retained the same rights, privileges and protections under the Company's Bylaws and applicable corporate law as the Company's other directors, and (iii) the named directors would take steps to assure that

Mr. Smith's legal expenses not in excess of $13,000 incurred in connection with his motions for preliminary injunction and leave to intervene be reimbursed by the Company upon formal approval by the Company's Board of Directors.

         The Company is involved in no litigation other than ordinary litigation incidental to its business, which the Company does not believe will have a material adverse effect on its financial condition.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibit 27 - Financial Data Schedule

         (b) No reports on Form 8-K have been filed by the Registrant during the quarter for which this report is filed.





                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  MAY 3, 1995                               SALEM CORPORATION
                                             ------------------------
                                                    (Registrant)





                                         BY:     A. A. Fornataro
                                             ------------------------
                                              A. A. Fornataro
                                              President and Chief
                                              Operating Officer





                                         BY:      G. A. Douglas
                                             ------------------------
                                               George A. Douglas
                                               Treasurer and Corporate
                                               Controller