Form 10-Q
period 1995-06-30
SALEM CORP
filed 1995-08-11
CIK 86358

                               F O R M   1 0 - Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 1995
                  -------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
                              --------    ----------
Commission file number 1-3931

                               SALEM CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Commonwealth of Pennsylvania                25-0923435
- ----------------------------------------------   -----------------------------
              (State or other jurisdiction           (I.R.S. employer
        of incorporation or organization)           identification number)


                 P.O. Box 2222, Pittsburgh, Pennsylvania  15230
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 412-276-5700
               --------------------------------------------------
               Registrant's telephone number, including area code



  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X     NO
   ------     ------

1,864,882 Shares of Common Stock were outstanding at August 3, 1995.

                                            SALEM CORPORATION AND SUBSIDIARIES
                                            ----------------------------------

                                                       I N D E X
                                                       ---------



                                                                                                 PAGE NUMBER
                                                                                                 -----------
PART I.              FINANCIAL INFORMATION


   Item 1.           Financial Statements

                     Consolidated Statements of Income
                     And Retained Earnings for the
                     three months and six months ended
                     June 30, 1995 and 1994 (Unaudited)                                               3

                     Consolidated Balance Sheets as of
                     June 30, 1995 (Unaudited) and
                     December 31, 1994                                                                4

                     Consolidated Statements of Cash Flows
                     for the six months ended June 30,
                     1995 and 1994 (Unaudited)                                                        5

                     Notes to Consolidated Financial
                     Statements for the six months
                     ended June 30, 1995 (Unaudited)                                                  6

                     Review by Independent Public Accountants                                         7

                     Review Report of Independent
                     Public Accountants                                                               8


   Item 2.           Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                                                       9-11


PART II.             OTHER INFORMATION


   Item 1.           Legal Proceedings                                                                12

   Item 4.           Submission of Matters to a Vote
                     of Security Holders                                                              13

   Item 6.           Exhibits and Reports on Form 8-K                                                 14


                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

                      SALEM CORPORATION AND SUBSIDIARIES
                      ----------------------------------
        CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (NOTE 1)
        ----------------------------------------------------------------
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                    JUNE 30,                              JUNE 30,
                                                             ----------------------                ---------------------
                                                             1995              1994                1995             1994
                                                             -----             ----                ----             ----
                                                                     (In Thousands Except Per Share Amounts)
Gross Revenues                                              $37,128          $29,546             $69,195          $54,951

Cost of Revenues                                             30,314           24,214              56,990           44,723
                                                            -------          -------             -------          -------

    Gross Income                                              6,814            5,332              12,205           10,228

Selling, general and
  administrative expenses                                     5,650            4,158              10,117            8,334

Non-recurring charges                                           504                -               1,312              675
                                                            -------          -------             -------          -------

    Operating income                                            660            1,174                 776            1,219
                                                            -------          -------             -------          -------
Other income (expense):
  Interest income                                               268              226                 614              409
  Interest expense                                              (72)             (92)               (138)            (179)
  Equity in earnings of affiliates                              176               59                 152              110
  Other, net                                                     51              115                 231              156
                                                            -------          -------             -------          -------

   Total other income                                           423              308                 859              496
                                                            -------          -------             -------          -------
   Income before minority interest
     and income taxes                                         1,083            1,482               1,635            1,715

Minority interest                                                25              (57)                 27              (94)

Provision for income taxes                                     (543)            (611)               (769)            (723)
                                                            -------          -------             -------          -------

    Net income                                                  565              814                 893              898

    Retained earnings,
      beginning of period                                    29,818           26,674              29,677           26,777

    Cash dividends                                             (187)            (187)               (374)            (374)
                                                            -------          -------             -------          -------
    Retained earnings,
      end of period                                         $30,196          $27,301             $30,196          $27,301
                                                            =======          =======             =======          =======

   Net income per common share                                $ .30            $ .44               $ .48            $ .48
                                                            =======          =======             =======          =======

See accompanying notes to consolidated financial statements.

                      SALEM CORPORATION AND SUBSIDIARIES
                      ----------------------------------
                     CONSOLIDATED BALANCE SHEETS (NOTE 1)
                     ------------------------------------

                                                                                                (IN THOUSANDS)
                                                                                          JUNE 30,      DECEMBER 31,
                                                                                            1995            1994
                                                                                       -----------        ---------
                                                                                       (Unaudited)
      A S S E T S
      -----------
CURRENT ASSETS:
  Cash and cash equivalents (including
  restricted cash of $5,204 and $5,373)                                                   $19,436         $20,524
  Restricted short-term investments                                                         3,761           4,315
  Receivables                                                                              23,412          22,259
  Indebtedness of related parties, current                                                     97              97
  Contracts-in-progress                                                                     6,723           7,407
  Inventories                                                                               4,942           5,147
  Income tax benefit                                                                        3,144           2,857
  Prepaid expenses                                                                          2,000           2,232
                                                                                          -------         -------
  Total current assets                                                                     63,515          64,838
                                                                                          -------         -------

PROPERTY, PLANT AND EQUIPMENT, at cost                                                     25,579          25,456
  Less- Accumulated depreciation                                                           15,908          16,085
                                                                                          -------         -------
  Net property, plant and equipment                                                         9,671           9,371

OTHER ASSETS:
  Investments in affiliated companies (at equity)                                           2,668           2,344
  Other restricted investments                                                                500             600
  Income tax benefit                                                                        1,515           1,792
  Other assets                                                                              3,725           3,609
                                                                                          -------         -------
  Total assets                                                                            $81,594         $82,554
                                                                                          =======         =======

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES:
  Dividends payable                                                                       $   187         $   187
  Current maturities of long-term debt                                                      1,316             608
  Accounts payable (including outstanding
  checks of $1,372 and $1,975)                                                             12,474          12,597
  Advance billings on contracts                                                            11,467          14,096
  Accrued income taxes                                                                       (358)            758
  Accrued payroll and employee benefits                                                     4,583           4,367
  Accrued loss reserve                                                                      3,383           2,595
  Other accrued liabilities                                                                 1,027           1,038
  Reserves for warranty expense                                                             3,895           3,625
                                                                                          -------         -------
  Total current liabilities                                                                37,974          39,871

LONG-TERM DEBT                                                                              2,066           2,095
OTHER NONCURRENT LIABILITIES                                                                3,214           3,128
DEFERRED INCOME TAXES                                                                          30               -
MINORITY INTEREST                                                                             378             405

SHAREHOLDERS' EQUITY
  Preferred stock, par $25.00, authorized 112,485
  shares, issued 0 shares                                                                       -               -
  Common stock, par $.50, authorized 15,000,000
  shares, issued 2,690,324 shares                                                           1,345           1,345
  Paid-in surplus                                                                           9,301           9,301
  Retained earnings                                                                        30,196          29,677
  Cumulative translation adjustment                                                           287             (71)
  Treasury stock, at cost (825,442 shares)                                                 (3,197)         (3,197)
                                                                                          -------         -------
  Total shareholders' equity                                                               37,932          37,055
                                                                                          -------         -------
  Total liabilities and shareholders'
  equity                                                                                  $81,594         $82,554
                                                                                          =======         =======

See accompanying notes to consolidated financial statements.

                      SALEM CORPORATION AND SUBSIDIARIES
                      ----------------------------------
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -------------------------------------
                   (DECREASE) IN CASH AND CASH EQUIVALENTS
                   ---------------------------------------

                                                                                                      (IN THOUSANDS)
                                                                                                    FOR THE SIX MONTHS
                                                                                                      ENDED JUNE 30,
                                                                                                    ------------------
                                                                                                   1995            1994
                                                                                                   ----            ----
                                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                                                    $   893         $   898

Adjustments for noncash items-
  Depreciation and amortization                                                                       794             736
  Deferred income taxes                                                                                26            (119)
  Other noncurrent liabilities                                                                         86             145
  Allowance for doubtful accounts                                                                      (9)              8
  Equity of affiliates, net                                                                          (152)           (110)
  Reserves for warranty expense                                                                       270             (95)
  Cumulative translation adjustments                                                                 (415)            (89)
Changes in certain assets and liabilities-
  Receivables                                                                                        (526)         (3,620)
  Contracts-in-progress, net                                                                       (1,946)          3,271
  Inventories                                                                                         207             284
  Prepaid expenses                                                                                    313             623
  Accounts payable                                                                                   (181)           (919)
  Accrued income taxes                                                                             (1,109)             41
  Accrued liabilities                                                                                 985            (580)
  Minority interest                                                                                   (27)            123
                                                                                                 ---------        -------
    Net cash flows (used for)
      from operating activities                                                                  $  (791)         $   597
                                                                                                 -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Short-term investments                                                                         $   554          $(3,496)
  Restricted investments                                                                             100                -
  Purchases of property, plant, & equipment, net                                                    (727)            (566)
  Dividends received from equity affiliates                                                          245               81
  Investment in affiliated companies                                                                (738)               -
                                                                                                 -------          -------
    Net cash flows (used for)
      investing activities                                                                       $  (566)         $(3,981)
                                                                                                 -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                                 $  (374)         $  (374)
  Principal payments under financing arrangements                                                    (69)            (125)
  Proceeds from debt                                                                                 392                -
  Payments on debt                                                                                  (119)            (166)
                                                                                                 -------          -------
    Net cash flows (used for)
      financing activities                                                                       $  (170)         $  (665)
                                                                                                 -------          -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          $   439          $   171
                                                                                                 -------          -------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                      $(1,088)         $(3,878)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  20,524           22,204
                                                                                                 -------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $19,436          $18,326
                                                                                                 =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                                  $   166          $   179
  Income taxes paid, net                                                                           1,594              196


See accompanying notes to consolidated financial statements.

                               SALEM CORPORATION
                               -----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                     --------------------------------------
                                  (UNAUDITED)



1.       BASIS OF PRESENTATION
         ---------------------
         The financial information included herein has been prepared by Salem Corporation (the "Company"), without audit, for filing with the Securities and Exchange Commission pursuant to the rules and regulations of said Commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects all adjustments, consisting of normal recurring adjustments, which in the opinion of the Company are necessary for a fair statement of the results for the periods indicated. This financial information should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


2.       NON-RECURRING CHARGES
         ---------------------
         In the second quarter of 1995, the Company recorded $504,000 of additional non-recurring charges primarily the result of legal, accounting and consulting fees resulting from efforts to maximize shareholder value, including a possible sale of the Company. For the six months ended June 30, 1995 these non-recurring charges amounted to $1.3 million as compared to a non-recurring charge of $675,000 for legal fees for the six months ended June 30, 1994 resulting from a court ordered settlement of a shareholder derivative suit.


3.       INCOME TAXES
         ------------
         The Company's effective income tax rates for the three and six months ended June 30, 1995 were 50.1% and 47.0%, respectively. Tax benefits for losses incurred by the Company's United Kingdom subsidiaries were recorded at a rate below a combined federal and state and resulted in the above effective income tax rates. The Company's effective income tax rate for the three and six months ended June 30, 1994 were 41.2% and 42.2%, respectively. These rates are not materially different from the combined federal and state rate of 41%.


4.       INCOME PER SHARE
         ----------------
         Per share amounts have been computed using the weighted average number of common shares outstanding during the period (1,864,882 in 1995 and 1994).

                    REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

         The consolidated financial statements for the six month period ended June 30, 1995 has been reviewed prior to filing, by the Company's independent public accountants, Arthur Andersen LLP, whose report covering their review of the financial statements is presented on Page 8.

                             ARTHUR ANDERSEN LLP


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Salem Corporation:

We have reviewed the accompanying consolidated balance sheet of Salem Corporation (a Pennsylvania corporation) as of June 30, 1995, and the related consolidated statement of income and retained earnings for the three-month and six-month period ended June 30, 1995, and the consolidated statement of cash flows for the six-month period ended June 30, 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conduted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Salem Corporation as of December 31, 1994, and, in our report dated March 10, 1995, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects. in relation to the balance sheet from which it has been derived.



                                                 ARTHUR ANDERSEN LLP

Pittsburgh, Pennsylvania,
July 31, 1995

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- -------------------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------


RESULTS OF OPERATIONS
- ---------------------

OVERVIEW
- --------
         The Company's net income for the three and six months ended June 30, 1995 was adversely affected by certain non-recurring charges and by losses recorded by the Company's United Kingdom subsidiaries.

         The Company recorded non-recurring charges totaling $297,000 and $774,000 (net of tax) for the three and six months ended June 30, 1995, respectively. These non-recurring charges were comprised principally of investment banking, legal, accounting and other consulting fees incurred in connection with the possible sale of the Company.

         Additionally, a United Kingdom subsidiary of the Company, Salem Automation Limited, and its newly-acquired business, Enviroplant International Group Limited, recorded net losses of $156,000 and $573,000, respectively, for the three and six months ended June 30, 1995. These losses were primarily attributable to revisions of contract estimates, low levels of gross revenues due to changes in the primary markets serviced and certain inefficiencies and redundancy costs resulting from the assimilation of Enviroplant International Group Limited.


SECOND QUARTER OF 1995 COMPARED TO SECOND QUARTER OF 1994
- ---------------------------------------------------------
         Gross revenues of $37.1 million in the current quarter increased $7.6 million or 25.8% from the $29.5 million revenues during the comparable quarter of 1994. This increase is attributable to each of the Company's business segments which recorded higher levels of revenue resulting from orders received in 1994. Gross income as a percentage of gross revenues remained relatively stable at 18.4% for the second quarter of 1995 as compared to 18.0% for the same period of 1994.

         In the second quarter of 1995, the Company recorded non-recurring charges of $504,000 for legal and consulting fees relating to efforts to maximize shareholder value, including a possible sale of the Company. The Company did not incur such costs in the second quarter of 1994.

         Selling, general and administrative expenses of $5.7 million for the second quarter of 1995 were $1.5 million greater than those in the comparable quarter of 1994. This increase results from additional personnel and benefits; travel and other expenses associated with the increased sales effort; and selling, general and administrative costs associated with a recent acquisition whereas such costs were not incurred in the comparable period of 1994. To a lesser extent this increase was also due to legal fees relating to ordinary litigation incidental to the Company's business.

         Other income of $423,000 in the second quarter of 1995 was greater than that of $308,000 for the second quarter of 1994 and was primarily the result of a cash distribution from a currently inactive investment.

         The provision for income taxes was approximately $543,000 in the second quarter of 1995 as compared to $611,000 in the second quarter of 1994. This decrease in income taxes is due primarily to the decreased level of pre-tax income.


SIX MONTHS 1995 COMPARED TO SIX MONTHS 1994
- -------------------------------------------
         Gross revenues of $69.2 million for the first six months of 1995 were $14.2 million or 25.8% greater than the $55.0 million for the same period of 1994. This increase is attributable to increased revenue recognition in each of the Company's business segments made possible by the record levels of backlog. Gross income as a percentage of gross revenues declined slightly to 17.6% for the first six months of 1995 as compared to 18.6% for the same period of a year ago. This decline can be attributed in part to a reduction in profitability at the Company's Automation and Furnace subsidiaries in the United Kingdom. Profitability in the prior year was favorably influenced by a release of reserves held pending the successful completion of a major contract in the Mineral Processing Equipment segment.

         During the first six months of 1995, the Company recorded non-recurring legal, accounting and consulting fees totaling $1.3 million relating to efforts to maximize shareholder value, including the possible sale of the Company and to a lesser extent legal fees associated with a previously reported SEC investigation. In the first six months of 1994, the Company recorded a non-recurring charge of $675,000 for legal fees resulting from a court ordered settlement of a shareholder derivative suit.

         Selling, general and administrative expenses of $10.1 million for the six months ended June 30, 1995 were $1.8 million greater than the comparable period of 1994 primarily the result of increased salaries, benefits and travel costs associated with a strengthened sales effort and to a lesser degree, increased legal fees for ordinary litigation incidental to the Company's business.

         Other income of $859,000 for the first six months of 1995 is greater than that of the same period of a year ago. This increase is primarily the result of increases in interest rates and investable funds over the prior period.

FINANCIAL CONDITION AND LIQUIDITY
- ---------------------------------
         Cash and cash equivalents of approximately $19.4 million at June 30, 1995 decreased from the $20.5 million at December 31, 1994. This decrease is primarily the result of the use of $800,000 cash for operations and $738,000 for the acquisition of Enviroplant International Group Limited.

         The Company has two separate facilities, each for the issuance of up to $10 million of surety bonds. In connection with such facilities, the Company has obtained $2.5 million of standby letters of credit in favor of the issuers of such bonds. The standby letters of credit are fully collateralized by certificates of deposit. At June 30, 1995, approximately $4.8 million of such surety facilities were utilized.

         The Company's United Kingdom subsidiaries have two separate credit facilities at one major bank: a facility for the insurance of bank guarantees up to $2.9 million and an overdraft and loan facility of up to $1.6 million. At June 30, 1995, $2.6 million of the bank guarantee facility and none of the overdraft and loan facility were utilized. At July 31, 1995 the $1.6 million overdraft and loan facility was fully utilized.

         The Company believes that cash flows from operations and existing cash assets will be sufficient to enable it to meet near-term cash requirements.
The Company's ability to meet its long-term cash requirements is dependent upon its ability to attain and sustain sufficient cash flows from operations.

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

         On January 19, 1995 a Formal Order of Private Investigation was issued by the Securities and Exchange Commission ("SEC") concerning the Company. The Order and the investigation were intended to be confidential. All of the Company's directors have been deposed by the SEC and were required to produce documents concerning, among other things, their activities as directors of the Company and communications with Victor Posner, if any. The Order states that information has been reported to the SEC alleging that the Company, its officers, directors, employees and affiliates had violated Sections 10(b), 13(a) and 14(e) of the Exchange Act and Rules 10b-5, 13a-1 and 13a-13 thereunder by failing to adequately disclose the role of Victor Posner in the management of the Company and by conspiring to hold down the price of the Company's common stock in order ultimately to enable Victor Posner to take the Company private in a less expensive buyout. The Company is unaware of evidence that any of the alleged violations has occurred but believes the investigation is ongoing.

         The Company is also engaged in other ordinary litigation incidental to its business. The Company does not believe that this litigation will have a material adverse effect upon its financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------

         An Annual Meeting of Shareholders of the Company was held on May 2, 1995. At such meeting, the shareholders of the Company elected five directors to serve until the annual meeting of shareholders in 1998. The directors elected and the results of voting were as follows:

                 DIRECTOR                          FOR                     WITHHELD
                 --------                          ---                     --------
                 Brenda N. Castellano              1,664,706                200,176
                 Marco B. Loffredo, Jr.            1,664,234                200,648
                 Robert D. McBride                 1,667,972                196,910
                 Vincent J. Schafmeister, Jr.      1,664,739                200,143
                 Leo L. Wallberg, Jr.              1,664,739                200,143

         Continuing directors with terms to expire as indicated are:

                          A. A. Fornataro                   1996
                          Donald L. Hoylman                 1996
                          Phillip H. Smith                  1996
                          Alexander Stuart                  1996
                          Melvin R. Colvin                  1997
                          Milton Deaner                     1997
                          Bernard I. Posner                 1997
                          Martin J. Posner                  1997


         Shareholders also approved an amendment to the Company's By-Laws to limit the personal liability of the Company's directors for monetary damages for any action taken, or any failure to take any action, unless the director has breached or failed to perform his or her duties as a director and such breach or failure to perform constitutes self-dealing, willful misconduct or recklessness. The voting results were as follows:

                   FOR              AGAINST          ABSTENTIONS
                 -------            -------          -----------
                 1,492,093          304,853            67,936


         The shareholders also ratified the selection of Arthur Andersen LLP as independent auditors to examine the financial statements of the Company. The results of such vote were as follows:

                   FOR            AGAINST          ABSTENTIONS
                 -------          -------          -----------
                 1,793,783         61,741              9,358

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

                 (a)      Exhibits:  None


                 (b) No reports on Form 8-K have been filed by the Registrant during the quarter for which this report is filed.





                                   SIGNATURES
                                   ----------
         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 11, 1995                           SALEM CORPORATION
                                    -------------------------------------------
                                                    (Registrant)





                                BY:  /S/ A.A. Fornataro
                                    -----------------------------
                                    A. A. Fornataro
                                    President and Chief
                                    Operating Officer





                                BY:  /S/ George A. Douglas
                                    -----------------------------
                                    George A. Douglas
                                    Treasurer and Corporate
                                    Controller