Form 10-Q
period 1995-09-30
SALEM CORP
filed 1995-11-09
CIK 86358

                                                                      CONFORMED
                                                                      ---------
                               F O R M   1 0 - Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended September 30, 1995
                  ------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-3931

                              SALEM CORPORATION
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


   Commonwealth of Pennsylvania                    25-0923435
-----------------------------------          ------------------------
   (State or other jurisdiction                  (I.R.S. employer
 of incorporation or organization)            identification number)


                P.O. Box 2222, Pittsburgh, Pennsylvania  15230
                ------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                 412-276-5700
                        -----------------------------
                            Registrant's telephone
                         number, including area code



  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X     NO
    -----      -----

1,864,882 Shares of Common Stock were outstanding at November 2, 1995.

                      SALEM CORPORATION AND SUBSIDIARIES


                                  I N D E X



                                                                   Page Number
                                                                   -----------

  PART I.   FINANCIAL INFORMATION


   Item 1.  Financial Statements

            Consolidated Statements of Income
            And Retained Earnings for the
            three months and nine months ended
            September 30, 1995 and 1994 (Unaudited)                     3

            Consolidated Balance Sheets as of
            September 30, 1995 (Unaudited) and
            December 31, 1994                                           4

            Consolidated Statements of Cash Flows
            for the nine months ended September 30,
            1995 and 1994 (Unaudited)                                   5

            Notes to Consolidated Financial
            Statements for the nine months
            ended September 30, 1995 (Unaudited)                        6-7

            Review by Independent Public Accountants                    8

            Review Report of Independent
            Public Accountants                                          9


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                                  10-12


PART II.    OTHER INFORMATION


   Item 1.  Legal Proceedings                                           13

   Item 6.  Exhibits and Reports on Form 8-K                            14


                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      SALEM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME AND
                          RETAINED EARNINGS (NOTE 1)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                            ----------------------           -----------------------
                                                              1995         1994                1995           1994
                                                            --------     --------            --------       --------
                                                                     (In Thousands Except Per Share Amounts)
Gross Revenues                                              $40,913        $34,785           $110,108         $89,736

Cost of Revenues                                             34,925         29,008             91,915          73,731
                                                            -------        -------           --------         -------

   Gross Income                                               5,988          5,777             18,193          16,005

Selling, general and
  administrative expenses                                     4,656          4,275             14,773          12,609
Non-recurring charges                                           341              -              1,653             675
                                                            -------        -------           --------         -------

   Operating income                                             991          1,502              1,767           2,721
                                                            -------        -------           --------         -------
Other income (expense):
   Interest income                                              431            273              1,045             682
   Interest expense                                            (194)           (90)              (332)           (269)
   Equity in (losses) earnings
     of affiliates                                             (124)            (9)                28             101
   Other, net                                                    10             78                241             234
                                                            -------        -------           --------         -------

   Total other income                                           123            252                982             748
                                                            -------        -------           --------         -------

   Income before minority interest
     and income taxes                                         1,114          1,754              2,749           3,469

Minority interest                                                45            (22)                72            (116)

Provision for income taxes                                     (534)          (724)            (1,303)         (1,447)
                                                            -------        -------           --------         -------

   Net income                                                   625          1,008              1,518           1,906

   Retained earnings, beginning
     of period                                               30,196         27,301             29,677          26,777
   Cash dividends                                              (187)          (187)              (561)           (561)
                                                            -------        -------           --------         -------

   Retained earnings, end of period                         $30,634        $28,122           $ 30,634         $28,122
                                                            =======        =======           ========         =======

   Net income per common share                                $ .33          $ .54              $ .81           $1.02
                                                            =======        =======           ========         =======


See accompanying notes to consolidated financial statements.

                      SALEM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (NOTE 1)

                                                                                    (IN THOUSANDS)
                                                                          SEPTEMBER 30,        DECEMBER 31,
                                                                              1995                 1994
                                                                          -------------        ------------
                                                                          (Unaudited)
      A S S E T S
      -----------
CURRENT ASSETS:
  Cash and cash equivalents (including
    restricted cash of $5,790 and $5,373)                                    $17,201              $20,524
  Restricted short-term investments                                            4,001                4,315
  Receivables                                                                 21,617               22,259
  Indebtedness of related parties, current                                        97                   97
  Contracts-in-progress                                                        7,771                7,407
  Inventories                                                                  5,519                5,147
  Income tax benefit                                                           3,642                2,857
  Prepaid expenses                                                             2,339                2,232
                                                                             -------              -------
  Total current assets                                                        62,187               64,838
                                                                             -------              -------

PROPERTY, PLANT AND EQUIPMENT, at cost                                        25,838               25,456
  Less- Accumulated depreciation                                              16,229               16,085
                                                                             -------              -------
  Net property, plant and equipment                                            9,609                9,371

OTHER ASSETS:
  Investments in affiliated companies (at equity)                              2,210                2,344
  Other restricted investments                                                   500                  600
  Income tax benefit                                                           2,464                1,792
  Other assets                                                                 3,679                3,609
                                                                             -------              -------
  Total assets                                                               $80,649              $82,554
                                                                             =======              =======

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
CURRENT LIABILITIES:
  Dividends payable                                                          $   187              $   187
  Current maturities of long-term debt                                           778                  608
  Accounts payable (including outstanding
    checks of $2,621 and $1,975)                                              13,610               12,597
  Advance billings on contracts                                                9,138               14,096
  Accrued income taxes                                                           962                  758
  Accrued payroll and employee benefits                                        4,663                4,367
  Accrued loss reserve                                                         3,178                2,595
  Other accrued liabilities                                                    1,124                1,038
  Reserves for warranty expense                                                3,598                3,625
                                                                             -------              -------
    Total current liabilities                                                 37,238               39,871

LONG-TERM DEBT                                                                 1,921                2,095
OTHER NONCURRENT LIABILITIES                                                   3,294                3,128
DEFERRED INCOME TAXES                                                             30                    -
MINORITY INTEREST                                                                333                  405

SHAREHOLDERS' EQUITY
  Preferred  stock, par $25.00, authorized 112,485
    shares, issued 0 shares                                                        -                    -
  Common stock, par $.50, authorized 15,000,000
    shares, issued 2,690,324 shares                                            1,345                1,345
  Paid-in surplus                                                              9,301                9,301
  Retained earnings                                                           30,634               29,677
  Cumulative translation adjustment                                             (250)                 (71)
  Treasury stock, at cost (825,442 shares)                                    (3,197)              (3,197)
                                                                             -------              -------
  Total shareholders' equity                                                  37,833               37,055
                                                                             -------              -------
    Total liabilities and shareholders'
      equity                                                                 $80,649              $82,554
                                                                             =======              =======



See accompanying notes to consolidated financial statements.

                      SALEM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS


                                                                               (IN THOUSANDS)
                                                                             FOR THE NINE MONTHS
                                                                             ENDED SEPTEMBER 30,
                                                                             -------------------
                                                                             1995           1994
                                                                           --------      ---------
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net income                                                        $1,518          $ 1,906

Adjustments for noncash items-
  Depreciation and amortization                                             1,222            1,133
  Deferred income taxes                                                    (1,424)             274
  Other noncurrent liabilities                                                166              430
  Allowance for doubtful accounts                                             (12)              (6)
  Equity of affiliates, net                                                   (36)            (101)
  Reserves for warranty expense                                               (27)             884
  Cumulative translation adjustments                                          (73)            (194)
Changes in certain assets and liabilities-
  Receivables                                                               1,244           (2,271)
  Contracts-in-progress, net                                               (5,322)           2,743
  Inventories                                                                (371)             272
  Prepaid expenses                                                            (27)             520
  Accounts payable                                                          1,042              183
  Accrued income taxes                                                        230              666
  Accrued liabilities                                                         960             (369)
  Minority interest                                                           (72)             161
                                                                          -------          -------
         Net cash flows (used for) from
           operating activities                                           $  (982)         $ 6,231
                                                                          -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Short-term investments                                                  $   314          $(2,936)
  Restricted investments                                                      100                -
  Purchases of property, plant, & equipment, net                           (1,273)          (1,068)
  Dividends received from equity affiliates                                   245               81
  Investment in affiliated companies                                         (738)               -
                                                                          -------          -------
         Net cash flows (used for) from
           investing activities                                           $(1,352)         $(3,923)
                                                                          -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                          $  (561)         $  (561)
  Principal payments under financing arrangements                             (44)            (274)
  Payments on debt                                                           (426)            (288)
  Proceeds from debt                                                          207                -
                                                                          -------          -------
         Net cash flows (used for)
           financing activities                                           $  (824)         $(1,123)
                                                                          -------          -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   $  (165)         $   338
                                                                          -------          -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      $(3,323)         $ 1,523

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           20,524           22,204
                                                                          -------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $17,201          $23,727
                                                                          =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                           $   307          $   274
  Income taxes paid, net                                                    2,220              273


See accompanying notes to consolidated financial statements.

                              SALEM CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                 (UNAUDITED)


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


2.       NON-RECURRING CHARGES
         ---------------------

         In the third quarter of 1995, the Company recorded $341,000 of additional non-recurring charges as a result of legal, accounting, consulting and directors fees incurred in efforts to maximize shareholder value, including a possible sale of the Company. For the nine months ended September 30, 1995 these non-recurring charges amounted to $1.7 million as compared to a non-recurring charge of $675,000 for legal fees for the nine months ended September 30, 1994 resulting from a court ordered settlement of a shareholder derivative suit.


3.       INCOME TAXES
         ------------

         The Company's effective income tax rates for the three and nine months ended September 30, 1995 were 47.9% and 47.4%, respectively. Tax benefits for losses incurred by the Company's United Kingdom subsidiaries were recorded at a rate below a combined federal and state rate of approximately 40% and resulted in the above effective income tax rates. The Company's effective income tax rates for the three and nine months ended September 30, 1994 were 41.3% and 41.7%, respectively. These rates did not materially differ from a combined federal and state rate of approximately 41%.


4.       TRANSACTIONS WITH AFFILIATES
         ----------------------------

         Effective July 1, 1995 the Company renewed its coverage for domestic workers compensation, general liability and automobile insurance. This program provides a $2.0 million primary and a $10.0 million umbrella coverage with deductibles of $250,000 for automobile and workers compensation claims and $350,000 for general liability claims. Additionally, there is a combined aggregate $3.0 million cap on deductibles. This deductible program results in a discontinuance of Essex Insurance Co. Ltd., the Company's 65% owned

Bermuda insurance corporation, as a reinsurer. Essex will continue to provide reinsurance coverage for claims incurred prior to July 1, 1995.



5.       INCOME PER SHARE
         ----------------

         Per share amounts have been computed using the weighted average number of common shares outstanding during the period (1,864,882 in 1995 and 1994).

                    REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

         The consolidated financial statements for the nine month period ended September 30, 1995 have been reviewed prior to filing, by the Company's independent public accountants, Arthur Andersen LLP, whose report covering their review of the financial statements is presented on Page 9.

                                                            Arthur Andersen LLP
                                                             2100 One PPG Place
                                                     Pittsburgh, PA  15222-5498
                                                                   412 232-0600





                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and
Shareholders of Salem Corporation:

We have reviewed the accompanying consolidated balance sheet of Salem Corporation (a Pennsylvania corporation) as of September 30, 1995, and the related consolidated statement of income and retained earnings for the three-month and nine-month period ended September 30, 1995, and the consolidated statement of cash flows for the nine-month period ended September 30, 1995. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above in order for them to be in conformity with generally accepted accounting principles.

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



                                                            Arthur Andersen LLP
Pittsburgh, Pennsylvania,
  October 20, 1995

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


OVERVIEW
--------

         The Company's net income for the three and nine months ended September 30, 1995 was primarily affected by significant increases at the Company's domestic furnace and metal processing equipment subsidiaries. Such increases were offset by a significant loss on a contract in the United Kingdom and reduced profitability at the Company's United Kingdom furnace and automation control subsidiaries. All anticipated losses related to this contract in the United Kingdom are recognized in the financial statements at September 30, 1995.

         The Company recorded non-recurring charges totaling $341,000 and $1,653,000 for the three and nine months ended September 30, 1995, respectively. These non-recurring charges were comprised of investment banking, legal, accounting, consulting and directors fees incurred in connection with the possible sale of the Company.


THIRD QUARTER OF 1995 COMPARED TO THIRD QUARTER OF 1994
-------------------------------------------------------

         Gross revenues of $40.9 million in the current quarter increased $6.1 million or 17.5% from the $34.8 million revenues during the comparable quarter of 1994. This increase is attributable to higher levels of backlog at the beginning of 1995 at the industrial furnaces and metal processing equipment segments offset in part by a 23.3% decline in revenues at the Company's United Kingdom automation control subsidiary. Gross income as a percentage of gross revenues declined to 14.6% for the third quarter of 1995 from 16.6% for the same period of 1994 due primarily to the loss recognized on a contract acquired as part of a recent acquisition by one of the Company's United Kingdom subsidiaries.

         In the third quarter of 1995, the Company recorded non-recurring charges of $341,000 for legal, accounting, consulting and directors fees relating to efforts to maximize shareholder value, including a possible sale of the Company. The Company did not incur such costs in the third quarter of 1994.

         Selling, general and administrative expenses of $4.7 million in the third quarter of 1995 were $381,000 greater than those in the comparable quarter of 1994. This increase resulted from the hiring of additional personnel; travel and other expenses associated with an increased sales effort; selling, general and administrative costs associated with a February 1995 acquisition and an additional discretionary Company contribution to salaried employees' 401(k) accounts whereas such costs were not incurred in the comparable period of 1994.

         Other income of $123,000 in the third quarter of 1995 was slightly less than that of $252,000 for the third quarter of 1994 and was primarily the result of losses recorded by the Company's equity affiliates.

         The provision for income taxes was approximately $534,000 in the third quarter of 1995 as compared to $724,000 in the third quarter of 1994. This decrease in income taxes is due primarily to the decreased level of pre-tax income.

NINE MONTHS 1995 COMPARED TO NINE MONTHS 1994
---------------------------------------------

         Gross revenues of $110.1 million for the first nine months of 1995 were $20.4 million or 22.8% greater than the $89.7 million for the same period of 1994. This increase is attributable to increased revenue recognition in the industrial furnaces and metal finishing equipment segments made possible by the high levels of backlog at the beginning of 1995. Gross income as a percentage of gross revenues declined to 16.5% for the first nine months of 1995 from 17.8% for the same period of a year ago. This decline can be primarily attributed to losses at a United Kingdom subsidiary acquired in February 1995.

         During the first nine months of 1995, the Company recorded non-recurring legal, accounting, consulting and directors fees totaling $1.7 million relating to efforts to maximize shareholder value, including the possible sale of the Company and to a lesser extent legal fees associated with a previously reported SEC investigation. In the first nine months of 1994, the Company recorded a non-recurring charge of $675,000 for legal fees resulting from a court ordered settlement of a shareholder derivative suit.

         Selling, general and administrative expenses of $14.8 million for the nine months ended September 30, 1995 were $2.2 million greater than the comparable period of 1994 primarily the result of increased personnel, travel costs, legal fees for ordinary litigation incidental to the Company's business and an additional Company contribution to salaried employees' 401(k) accounts.

         Other income of $982,000 for the first nine months of 1995 is greater than that of $748,000 for the same period of a year ago. This increase is primarily the result of increases in interest rates relative to the prior period.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

         Cash and cash equivalents of approximately $17.2 million at September 30, 1995 decreased from the $20.5 million at December 31, 1994. This $3.3 million decrease is primarily the result of the use of $1.0 million cash for operations including non-recurring charges, $738,000 for the acquisition of Enviroplant International Group Limited in the United Kingdom and $1.3 million for the purchase of property, plant and equipment.

         The Company has two separate surety facilities, each for the issuance of up to $10 million of surety bonds. In connection with such facilities, the Company is required to maintain $2.5 million of standby letters of credit in favor of the issuers of such bonds. These standby letters of credit are fully collateralized by certificates of deposit. At September 30, 1995, approximately $2.5 million of such surety facilities were utilized.

         The Company's United Kingdom subsidiaries have two separate credit facilities at one major bank: a facility for the insurance of bank guarantees up to $2.8 million and an overdraft and loan facility of up to $1.6 million. At September 30, 1995, $2.6 million of the bank guarantee facility and none of the overdraft and loan facility were utilized. At November 7, 1995, approximately $812,000 of the overdraft and loan facility was fully utilized.


         The Company believes that cash flows from operations and existing cash assets will be sufficient to enable it to meet near-term cash requirements.
The Company's ability to meet its long-term cash requirements is dependent upon its ability to attain and sustain sufficient cash flows from operations.

                          PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS


         On January 19, 1995 a Formal Order of Private Investigation was issued by the Securities and Exchange Commission ("SEC") concerning the Company. The Order and the investigation were intended to be confidential. All of the Company's directors have been deposed by the SEC and were required to produce documents concerning, among other things, their activities as directors of the Company and communications with Victor Posner, if any. The Order states that members of the staff of the SEC have reported information to the SEC tending to show that the Company, its officers, directors, employees and affiliates had violated Sections 10(b), 13(a) and 14(e) of the Exchange Act and Rules 10b-5, 13a-1 and 13a-13 thereunder by failing to adequately disclose the role of Victor Posner in the management of the Company and by conspiring to hold down the price of the Company's common stock in order ultimately to enable Victor Posner to take the Company private in a less expensive buyout. The Company is unaware of evidence that any of the alleged violations has occurred but believes the investigation is ongoing.

         The Company is also engaged in other ordinary litigation incidental to its business. The Company does not believe that this litigation will have a material adverse effect upon its financial condition.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


                 (a)      Exhibits:  27 Financial Data Schedule


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


Date:  November 9, 1995                           SALEM CORPORATION
                                          --------------------------------
                                                    (Registrant)



                                      BY: /S/ A.A. Fornataro
                                          --------------------------------
                                              A. A. Fornataro
                                              President and Chief
                                              Operating Officer



                                      BY: /S/ George A. Douglas
                                          --------------------------------
                                              George A. Douglas
                                              Treasurer and Corporate
                                              Controller