Form 10-K405
period 1995-12-31
SALEM CORP
filed 1996-03-28
CIK 86358

                                                                      CONFORMED

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                                             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________ to ___________

Commission file number 1-3931
                                  SALEM CORPORATION
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

     Commonwealth of Pennsylvania                           25-0923435
   ---------------------------------                  ----------------------
    (State or other jurisdiction of                     (I.R.S. employer
     incorporation or organization)                   identification number)


                  P.O. Box 2222, Pittsburgh, Pennsylvania   15230
             --------------------------------------------------------
               (Address of principal executive offices)   (Zip Code)

      Registrant's telephone number, including area code   412-276-5700
                                                           ------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------         -----------------------------------------
Common Stock, Par Value $.50                  American Stock Exchange

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     None
         ---------------------------------------------------------------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No _____

         The aggregate market value of shares of the Registrant's common stock on March 7, 1996, par value $.50, held by nonaffiliates of the Registrant was approximately $14,281,000. Such aggregate market value was computed by reference to the reported closing price on the American Stock Exchange on said date. The number of shares owned by nonaffiliates has been determined, solely for the purpose of the foregoing, by subtracting all shares known by the Registrant to be beneficially owned by any of its directors or officers or persons who have filed reports on Schedule 13D or 13G with the Commission (1,204,466) from the number of outstanding shares (1,864,882).

         As of March 7, 1996, the Registrant had outstanding 1,864,882 shares of its common stock, par value $.50.

                                     PART I

ITEM 1.   BUSINESS

         The Registrant is a Pennsylvania corporation which was organized in 1945. Reference herein to the "Registrant" or the "Company" includes collectively Salem Corporation and its subsidiaries, unless the context otherwise requires. The Company is in the business of designing, engineering and installing heavy industrial equipment primarily for the metals, coal and other minerals industries. The Company presently operates in four business segments: metal processing equipment, industrial furnaces, minerals processing equipment and automation controls and systems. Segment information for the three years ended December 31, 1995 is set forth in Note 14 of the notes to the consolidated financial statements included elsewhere herein. The subsidiaries maintain only those manufacturing facilities necessary to control quality and delivery conditions which cannot otherwise be met on a consistent basis. A major portion of the components and materials sold in the business is purchased from independent suppliers or subcontractors.


         METAL PROCESSING EQUIPMENT

         Herr-Voss Corporation designs, engineers and manufactures strip, plate and coil processing systems and equipment for the continuous processing of ferrous and nonferrous metals. Such equipment includes a wide range of precision machinery and auxiliary equipment which is designed to cut, join, slit, level, clean and coat metals in coil or sheet form. A United Kingdom subsidiary of the Company, Herr-Voss Limited, performs similar services. Herr-Voss designs and manufactures special mechanical and materials handling equipment for use in metals producing plants, fabricating plants and forge shops. Herr-Voss manufactures its patented Strand Extensioner(R) equipment for the coil slitting market. The primary markets for its equipment are metal service centers, steel mills, metals producers and large manufacturers of metal products. Herr-Voss owns the technology of Herman Foundry equipment and provides machinery, spares and service for the foundry industry. In 1995, the market for such business was worldwide, with approximately 30% of the revenues derived from outside North America.


         INDUSTRIAL FURNACES

         Salem Furnace Co. and Salem Engineering Company Limited, a United Kingdom subsidiary of the Company, design, engineer and construct thermal processing equipment, ovens and furnaces in a wide range of sizes and for various end-uses. Salem reheat furnaces are designed for the ferrous and nonferrous metals industries to reheat ingots, slabs, blooms, billets and other materials preparatory to forging, rolling and other shaping. Salem specialty furnaces are designed to meet exact customer specifications for heat treating a variety of industrial and consumer products. Carbon products furnaces are designed for thermal processing of carbonaceous material. Salem also produces rotating perforate deck furnaces for drying and pyrolyzing low-rank coals by extracting water or condensible and noncondensible hydrocarbons. Salem furnaces and related equipment are also used in the production of tubular products for the oil industry's drilling and exploration programs. Salem Furnace Co. also supports

Lectromelt technology, including new furnaces for smelting and ferro-alloy vitrification, continuous smelting, slag cleaning, refractory and fused abrasives and pyrolysis. Salem Furnace Co. supports existing Lectromelt clients by providing upgrades, renewal parts and rebuilds. In 1995, this segment's products were sold worldwide, with approximately 58% of the revenues derived from outside North America.

         Salem Furnace Co. has the rights to market numerous proprietary technologies pursuant to license agreements. The principal license agreement relates to Daido Steel Co., Ltd.'s thermal process technology for continuous cast slab edge heating, galvanizing, aluminizing and flotation type annealing furnaces.


         MINERALS PROCESSING EQUIPMENT

         Industrial Resources, Inc. designs, manufactures and installs material handling and processing systems and products for the coal, rock, cement, utility and oil industries. Industrial Contracting of Fairmont, Inc. and Mountaineer Resources, Inc. provide independent construction services for these facilities.

         West Virginia Electric Corporation engineers and installs a broad range of electrical and automation systems for processing and material handling systems used by the coal, rock, cement, utility and oil industries. West Virginia Electric is a recognized leader in the design of programmable controlled computerized electrical circuits. McHal Corporation and West Virginia Electric Industries, Inc. provide field services for the construction of these facilities.

         A. L. Lee Corporation designs, manufactures and rebuilds equipment for the underground mining industry, consisting of rockdusters, face fans, generators, tractors, fork lifts, compressor packages, maintenance and service vehicles and personnel carriers. A. L. Lee also distributes related mining equipment and spare parts.

         The revenues of this segment have come primarily from projects in Alabama, Colorado, Illinois, Kentucky, North Carolina, Pennsylvania, Virginia and West Virginia.


         AUTOMATION CONTROLS AND SYSTEMS
         (Formerly included as a part of Industrial Furnaces Segment)

         Salem Automation Limited in the United Kingdom supplies control and instrumentation systems to industrial users for a variety of process control and automation needs. Salem Automation Limited designs and builds safety systems for the petrochemical industry and control and instrumentation systems for diverse applications including materials handling, water treatment, petroleum product transportation and storage. Enviroplant International Group, Ltd. ("EIG"), a United Kingdom subsidiary of the Company, designs, manufactures and installs customized heating, ventilation, air conditioning and refrigeration systems primarily for the petrochemical industry.

         GENERAL

         The revenues of the Company's business are derived primarily from long-term contracts which are negotiated by sales engineers employed by the Company. In 1995, no single customer accounted for 10% or more of consolidated contract revenues. In 1994, one customer, Consolidated Coal Co., accounted for approximately 15.9% of consolidated contract revenues. In 1993, one customer, Drummond Coal Company, accounted for approximately 17.7% of consolidated contract revenues. In 1995, 1994 and 1993, the Company's export sales to any single foreign country did not comprise 10% or more of consolidated contract revenues. Customers placing contracts can vary from year to year and thus a major customer in one year would not necessarily be a major customer in the following year. Additional information with respect to customers is set forth in Note 14 of the notes to the consolidated financial statements included elsewhere herein.

         The Company's business, both domestic and foreign, is of a highly competitive nature. Under current market conditions, pricing is a particularly critical determinant in the bidding process. A number of companies, some with greater resources than the Company, provide intense competition for market share in each of the Company's business segments. Accordingly, it is difficult to state the overall competitive position of the segments of the Company's business in each market which they serve.

         Success or failure in each of the Company's business segments, including foreign and domestic operations, is largely based upon the ability to compete successfully for contracts and to complete them at a profit despite the hazards inherent to the business. The Company's operations are also dependent to a great extent upon conditions in the basic metals, coal and other minerals industries.

         Export sales may bear additional credit risks beyond normal credit risks and are usually secured by letters of credit or other forms of credit insurance. As a multinational corporation, the Company manages it foreign currency risk through the purchase of forward contracts in the limited number of contracts denominated in foreign currencies. The fair value of forward contracts outstanding as of December 31, 1995 and 1994 was not material. The Company does not manage its exposure to translation gains and losses; however, by borrowing in local currencies, such exposures are reduced. The Company does not engage in the trading of, or speculation in, derivative instruments.

         The backlog of unfilled orders of the Company at the end of 1995 was $75.9 million, as compared to the backlog at the end of 1994 of $76.0 million. The 1995 and 1994 backlogs, respectively, consisted of $36.3 million and $36.6 million in the metal processing equipment segment, $20.1 million and $19.9 million in the industrial furnaces segment, $14.8 million and $16.0 million in the minerals processing equipment segment and $4.7 million and $3.5 million in the automation controls and systems segment. The Company estimates that virtually all of the 1995 backlog will be completed during 1996. This estimate is dependent, in part, upon customers' scheduling requirements.

         A portion of the Company's business, both foreign and domestic, including contracts included in its backlog, is dependent upon the Company's ability to continue to obtain bid and performance bonds relating to such contracts and/or letters of credit as security for, or in lieu of, such bonds. See Note 8 of the notes to the consolidated financial statements included elsewhere herein.

         The principal components used in the Company's equipment and products are steel, refractories, special castings (including high-alloy materials), electrical and electronic controls, electrical motors and materials handling equipment. These items are available from a wide range of independent suppliers.

         It is the Company's policy to apply for patents on those inventions and improvements which it considers significant and which are likely to be incorporated into its products. The Company currently owns a number of United States and foreign patents. It is licensed under patents owned by others and has granted licenses to others on a royalty basis. In the opinion of the Company, although these patents collectively are valuable to it, except as described elsewhere herein, no one patent or license or group of patents or licenses is of material importance to its business as a whole.

         The Company maintains facilities for the development of new products and processes, the improvement of existing products and processes, and supporting services. In 1995, 1994 and 1993, the expenditures for these activities totaled approximately $463,000, $274,000 and $249,000, respectively. No significant research and development projects were sponsored by customers during this period.

         Compliance with the various governmental regulations concerning environmental protection has not been, and is not presently, or in the future, anticipated to be a significant problem for the Company. As a result, the Company did not in prior years make any significant capital expenditures for environmental control facilities, nor does it expect to make any significant capital expenditures for environmental control facilities in 1996 or future years. Accordingly, the Company does not expect such compliance to have a significant impact on its financial condition, liquidity or results of its operations.

         There is no seasonal aspect to the Company's business, although weather-related conditions can have an effect upon the progress and completion of construction and installation projects.

         At December 31, 1995, the Company and its subsidiaries employed 873 persons, of whom 110 were graduate or licensed engineers and 319 were hourly employees.

         Part of the Company's hourly employees are covered by union contracts which expire from time to time from October 1, 1997 through April 30, 1999. The Company believes that its relations with employees are generally satisfactory.

         Additional information about foreign and domestic operations and export sales is set forth in Note 14 of the notes to the consolidated financial statements included elsewhere herein.

ITEM 2.  PROPERTIES

         The Company's corporate offices and development facilities are located in Carnegie, near Pittsburgh, Pennsylvania, in two buildings. All the domestic properties, with the exception of the A. L. Lee facilities in Illinois, are owned in fee. The Company is engaged primarily in engineering, and its manufacturing and fabricating facilities are those maintained by Herr-Voss Corporation, Industrial Resources, Inc., A. L. Lee Corporation and Salem Automation Limited. The Company considers all properties to be adequately maintained and suitable for its purposes. During 1995 as a whole, there was not a substantial amount of idle capacity at such facilities.

         METAL PROCESSING EQUIPMENT

         Herr-Voss Corporation owns and occupies facilities located in Callery, Pennsylvania, also near Pittsburgh, Pennsylvania. Its facilities include a manufacturing and fabrication plant and an administration and engineering building. Nearby is a plant in which hardened and ground precision rolls used in processing line equipment are manufactured. Herr-Voss also owns a steel-framed machine shop in Conway, Pennsylvania, approximately 30 miles from Callery. The Company's United Kingdom subsidiary, Herr-Voss Limited, leases its office space in Derby, England at an aggregate annual rental of approximately $77,600 under a lease which is cancelable in 1998.

         INDUSTRIAL FURNACES

         The Company's domestic subsidiary, Salem Furnace Co., occupies one of the two buildings in Carnegie, referred to above. The Company's United Kingdom subsidiary, Salem Engineering Company Limited, shares facilities currently under lease to Herr-Voss Limited in Derby, England as described above. In January 1994, Salem Engineering Company Limited vacated its owned facility. Sale of the vacated facility has been authorized, but final disposition has not yet occurred; however, the appraised value of the vacated facility is greater than its carrying value. Such carrying value is not material to the consolidated financial statements.

         MINERALS PROCESSING EQUIPMENT

         Industrial Resources, Inc. and its sister companies, located near Fairmont, West Virginia, own and occupy an administration building and fabrication facility. A. L. Lee Corporation owns a steel-framed and brick building located near Beckley, in southern West Virginia, containing a shop and office. A. L. Lee Corporation also leases a manufacturing and sales facility in Mt. Vernon, Illinois. The annual rental under the lease, which expires upon a 90 day notice, is approximately $31,000. West Virginia Electric Corporation and its sister companies, located near Fairmont, West Virginia, own and occupy an office and warehouse building of steel-framed construction.

         AUTOMATION CONTROLS AND SYSTEMS

         Salem Automation Limited, located in Rotherham, England, occupies an office and workshop. This facility is owned in fee by such corporation. In February 1995, the Company acquired Enviroplant International Group, Ltd. which is located in Hull, England. Enviroplant leases an office and workshop facility at an annual rental of approximately $79,000 under a lease expiring in February 1997.

ITEM 3.  LEGAL PROCEEDINGS


         On January 19, 1995, a Formal Order of Private Investigation ("the Order") was issued by the Securities and Exchange Commission ("SEC") concerning the Company. The Order and the investigation were intended to be confidential. All of the Company's directors have been deposed by the SEC and were required to produce documents concerning, among other things, their activities as directors of the Company and communications with Victor Posner, if any. The Order states that members of the staff of the SEC have reported information to the SEC tending to show that the Company, its officers, directors, employees and affiliates had violated Sections 10(b), 13(a) and 14(e) of the Exchange Act and Rules 10b- 5, 13a-1 and 13a-13 thereunder by failing to adequately disclose the role of Victor Posner in the management of the Company and by conspiring to hold down the price of the Company's common stock in order to ultimately enable Victor Posner to take the Company private in a less expensive buyout. The Company is unaware of evidence that any of the alleged violations has occurred, but believes the investigation is ongoing.

         The Company is involved in no litigation other than ordinary litigation incidental to its business, which the Company does not believe will have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS

         Not applicable.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS


         The American Stock Exchange is the principal market on which the Company's common stock is traded. The high and low sales prices on such Exchange in each quarter of 1995 and 1994 are as follows:


                             1995                            1994
                        ---------------                ----------------
         Quarter          High     Low                  High       Low
         -------          ----     ---                  ----       ---

         First           25 7/8   15 3/4               16 1/4     12 7/8

         Second          29       23 1/2               15         12

         Third           28 1/4   25                   14 7/8     12 7/8

         Fourth          25 3/8   17 7/8               17 3/8     13


         As of March 7, 1996, there were approximately 996 shareholders of record of the Company's common stock.


CASH DIVIDENDS

                                  Amount                                     Record
Date Paid                     (In Thousands)          Per Share               Date
---------                     --------------          ---------              -------
January 15, 1996                  $280                   $.15           December 29, 1995

October 16, 1995                   187                    .10           September 29, 1995

July 17, 1995                      187                    .10           June 30, 1995

April 17, 1995                     187                    .10           March 31, 1995

January 16, 1995                   187                    .10           December 30, 1994

October 17, 1994                   187                    .10           October 3, 1994

July 15, 1994                      187                    .10           June 30, 1994

April 18, 1994                     187                    .10           April 1, 1994

January 5, 1994                    187                    .10           December 23, 1993

ITEM 6.   SELECTED FINANCIAL DATA
           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


Summary of Operations:
For the Year Ended December 31:           1995          1994          1993          1992          1991
                                        --------      --------      --------      --------      --------
Gross revenues                          $151,314      $128,189      $106,370      $118,983      $127,016
                                        ========      ========      ========      ========      ========
Income before cumulative effect
  of accounting changes                 $  2,917      $  3,648      $  1,985      $  3,173      $  1,593
                                        ========      ========      ========      ========      ========
Income per common share
  before cumulative effect
  of accounting changes                 $   1.56      $   1.96      $   1.07      $   1.70      $    .85
                                        ========      ========      ========      ========      ========
Cash dividends declared
  per common share                      $    .45      $    .40      $    .43      $    .33      $      -
                                        ========      ========      ========      ========      ========


Balance Sheet Data:
  Total assets                          $ 86,490      $ 82,554      $ 73,482      $ 66,308      $ 71,829
  Cash and cash equivalents               18,048        20,524        22,204        19,127        22,094
  Working capital                         26,337        24,967        25,675        25,377        22,360
  Long-term debt                           1,715         2,095         2,673         2,613         2,369
  Shareholders' equity                    38,956        37,055        33,861        32,836        30,518


See Notes 5 and 10 of the notes to the consolidated financial statements included elsewhere herein for a discussion of changes in accounting principles.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1995 AS COMPARED TO 1994

      OVERVIEW

      The Company's 1995 gross revenues increased to $151.3 million or 18.0% compared to $128.2 million in 1994. This increase was primarily attributable to increases in the Company's metal processing equipment and industrial furnaces segments, reflecting the strong backlog entering 1995 and higher orders during the year. The increase in revenues resulted in an increase in gross income to $25.1 million in 1995 from $23.0 million in 1994. Gross profit as a percentage of gross revenues decreased to 16.6% in 1995 from 18.0% in 1994. This decrease is primarily attributable to a loss incurred on a major contract at the Company's Enviroplant International Group, Ltd. subsidiary in the United Kingdom.

      Selling, general and administrative expenses increased to $19.6 million in 1995 from $17.4 million in 1994 as a result of increased personnel, profit sharing and retirement savings (401k plan) expenses. However, selling, general and administrative expenses as a percentage of revenues declined to 13.0% in 1995 from 13.6% in 1994, reflecting, in part, the effects of continued cost management.

      Adversely affecting income in 1995 was $1.9 million of nonrecurring charges consisting of approximately $173,000 for legal fees associated with an SEC investigation and $1.7 million for legal, accounting, consulting and directors' fees ($652,000, $89,000, $643,000 and $339,000, respectively)
incurred in efforts to maximize shareholder value, including the possible sale of the Company. On March 22, 1996 the Company announced that, since no firm offers have been received for the purchase of the Company, the active solicitation of bids for the Company has ceased and the engagement of its financial advisor was terminated. The Company also ceased the activities of its Special Negotiating Committee and counsel to such Committee in order to greatly limit future expenditures for the sale process.

      Other income increased to $1.8 million in 1995 from $1.0 million in 1994. Approximately $700,000 was attributable to a gain from a legal settlement. An increase in interest rates in 1995 over 1994 also contributed to the increase in other income.

      Although the provision for income taxes in 1995 of $2.3 million is virtually unchanged from the $2.2 million in 1994, the effective tax rate of 42.8% in 1995 is significantly greater than the effective tax rate of 36.7% in 1994. This increase resulted from a reversal in 1994 of prior years' tax accruals, the receipt in 1994 of tax-free life insurance proceeds and increased taxes on foreign joint ventures. These factors, which increased the effective tax rate, were offset in part by reductions in 1995 as compared to 1994 of state taxes, domestic dividends received deduction and also greater benefits recognized in 1995 from the Company's foreign sales corporation and income of a Bermuda subsidiary which is not tax affected.

      The Company's revenues and profitability are largely dependent upon the volume of capital orders received. At December 31, 1995, the Company had a backlog of approximately $75.9 million as compared to approximately $76.0 million at December 31, 1994.

     Inflation did not have a significant effect on the income of the Company during the last three years.

      RESULTS OF BUSINESS SEGMENTS

      Gross revenues in the Company's metal processing equipment segment increased to $63.9 million in 1995 or 22.4% from $52.2 million in 1994. Operating income for 1995 increased to $7.3 million compared with $4.8 million for 1994. Both revenues and operating income are at record levels for this segment. These record levels were made possible by the $36.6 million backlog entering 1995 compared to the $19.8 million backlog entering 1994. Operating income increased primarily due to the increase in revenues and improved margins on work performed by the Company's domestic subsidiary.

      Gross revenues in the Company's industrial furnaces segment increased to $37.9 million in 1995 or 59.9% from $23.7 million in 1994. Operating income increased $1.6 million in 1995, to $1.7 million from $100,000 in 1994. The increase in revenues is primarily attributable to new orders received in 1995 of approximately $38.0 million as compared to $24.9 million in 1994. All of this increase was recorded at the Company's domestic subsidiary. The increase in operating income is attributable to the Company's domestic subsidiary, offset in part by a decline at the Company's United Kingdom subsidiary. This increase is the result of increased revenues and improved margins on work performed by the Company's domestic subsidiary.

      Gross revenues in the Company's minerals processing equipment segment declined slightly in 1995 to $40.4 million or 6.7% from $43.3 million in 1994. Operating income declined to its second highest level of $3.0 million down from a record $3.6 million in 1994. The decline in revenues and operating income reflect the weak market and competitive pricing in the coal and rock industries. In addition, the Company has also experienced greater competition for smaller sized projects involving upgrading and maintenance work which generally sustain greater gross margins.

      Gross revenues in the Company's automation controls and systems segment increased slightly to $9.1 million in 1995 or 3.4% from $8.8 million in 1994. An operating loss in 1995 of $3.4 million was incurred compared with operating income of $1.0 million for 1994. The increase in revenues was attributable to $3.0 million of revenues at the Company's Enviroplant International Group, Ltd. ("EIG") acquired in February 1995 for which no revenues were included in this segment in 1994. Significant operating losses were incurred at both the Salem Automation Limited and EIG subsidiaries. An operating loss of $2.3 million was incurred in 1995 at EIG, attributable to a contract for engineering and installation of a heating, ventilating and air conditioning (HVAC) system for a governmental agency in India. The total anticipated loss on this contract has been recognized in 1995. An operating loss of $1.0 million was incurred at the Company's Salem Automation Limited subsidiary, attributable in part to a contract for an industrial process control system.


1994 AS COMPARED TO 1993

      OVERVIEW

      The Company's gross revenues for 1994 were $128.2 million compared to $106.4 million in 1993. This increase was primarily attributable to increases in the Company's metal finishing equipment and minerals processing equipment segments. This increase, along with an increase in profitability to 18.0% in 1994 from 17.2% in 1993, resulted in an increase in gross income to $23.0 million in 1994 from

$18.2 million in 1993. Partially offsetting this increase in income was an increase in selling, general and administrative expenses to $17.4 million in 1994 from $16.2 million in 1993 or 7.4%. This increase is attributable to an increase in legal fees, professional consulting fees and incentive compensation expense over 1993 amounts. Included in such amounts were charges of $675,000 and $1.0 million in 1994 and 1993, respectively, as a result of a court order entered in the settlement of plaintiffs' legal fees and expenses in a shareholder derivative suit. Operating income increased to $5.0 million in 1994 from $1.0 million in 1993.

      Other income of $1.0 million in 1994 was significantly less than the $1.9 million in 1993. In 1993, the Company benefitted by $800,000 from a nonrecurring cash distribution from a currently inactive investment.

      The provision for income taxes in 1994 of $2.2 million is significantly greater than the provision in 1993 of $575,000 as a result of increased income in 1994 and the beneficial tax rate applied to the cash distribution from the inactive investment in 1993.

      The effective tax rate of 36.7% in 1994 is greater than the effective tax rate of 19.9% in 1993. The effective tax rate in 1994 is lower than the combined federal and state statutory income tax rates primarily due to a reversal of prior year tax accruals. The lower effective tax rate in 1993 reflects the beneficial tax rate applied to the cash distribution from an inactive investment and to the taxation of equity income only to the extent dividends are received.

      The Company's profitability is largely dependent upon the volume of capital orders available. At December 31, 1994, the Company had a backlog of approximately $76.0 million compared to approximately $54.1 million at December 31, 1993.

      Inflation did not have a significant effect on the gross income of the Company during the last three years.


      RESULTS OF BUSINESS SEGMENTS

      Consolidated gross revenues increased to $128.2 million in 1994 from $106.4 million in 1993. The most significant increases occurred in the Company's metal processing equipment and minerals processing equipment segments. The increase in gross revenues in the metal processing equipment segment to $52.2 million in 1994 from $34.7 million in 1993 reflects the record level of orders received in 1994. As a result of this increase in revenues, and a significant improvement in the Company's United Kingdom subsidiary, operating income increased in this segment to $4.8 million in 1994 from $2.0 million in 1993.

      Gross revenues increased in the Company's minerals processing equipment segment to $43.3 million in 1994 from $36.8 million in 1993. This increase is attributable to increased revenues from sales of electrical systems and handling equipment used in the coal mining industry. As a result of this increase in revenues, operating income increased significantly to $3.6 million in 1994 from $1.8 million in 1993.

      Gross revenues declined in the Company's industrial furnaces segment to $32.6 million in 1994 from $34.7 million in 1993. Operating income declined to $1.1 million in 1994 from $1.5 million in 1993. The Company's United Kingdom subsidiary recorded decreased revenues and income on sales of automation control products. Such decreases were offset in part by increased sales and income at the Company's domestic industrial furnace subsidiary.

                        LIQUIDITY AND CAPITAL RESOURCES


         Cash and cash equivalents decreased by $2.5 million from $20.5 million at December 31, 1994 to $18.0 million at December 31, 1995. This decrease was primarily the result of the use of cash for nonrecurring charges related to efforts to maximize shareholder value including the possible sale of the Company, payments on debt, capital expenditures and dividends paid which were partially offset by cash generated from operations. Consolidated working capital at December 31, 1995 amounted to $26.3 million, a slight increase from the $25.0 million at December 31, 1994. At December 31, 1995, cash and cash equivalents and short-term investments of $10.7 million were restricted or pledged as collateral under various agreements related to contract matters and insurance policies.

         Capital expenditures for the years 1995, 1994 and 1993 were $2.3 million, $1.4 million and $2.2 million, respectively. The Company anticipates capital expenditures in 1996 of approximately $7.7 million, which it expects to finance from its existing cash or financing arrangements.

         The Company has a facility for the issuance of up to $10.0 million of surety bonds. In connection with such facility, the Company, through its bank, has provided a $2.0 million standby letter of credit in favor of the issuer of such bonds. The standby letter of credit is fully collateralized by a certificate of deposit. At December 31, 1995, approximately $2.4 million of this facility was currently utilized. In September 1993, the Company obtained an additional facility for the issuance of up to $10.0 million of surety bonds. In connection with such facility, the Company, through its bank, has provided a $500,000 standby letter of credit in favor of the issuer of such bonds. This standby letter of credit is also fully collateralized by a certificate of deposit. At December 31, 1995, the entire $10.0 million was available.

         The Company's United Kingdom subsidiaries have two separate credit facilities at one major bank: a facility for the issuance of bank guarantees up to $2.8 million and an overdraft and loan facility of up to $1.6 million. At December 31, 1995, approximately $2.7 million of the bank guarantee facility was utilized. Of the $1.6 million facility for overdrafts and loans, approximately $825,000 is currently utilized. (See Note 6 of the notes to the consolidated financial statements included elsewhere herein.)

         In November 1988, the Company acquired, by assignment from Mellon Bank N.A., Industrial Revenue Bonds in an original aggregate principal amount of $2.4 million ($1.5 million at December 31, 1995) which are the obligation of ATEC South, Inc., a wholly-owned subsidiary of APL Corporation, which may be deemed to be an affiliate of the Company. Such bonds are guaranteed by APL Corporation. On June 25, 1993, creditors of APL Corporation filed an involuntary petition for relief under Chapter 7 of the Federal Bankruptcy Code. The proceeding was converted to a voluntary proceeding under Chapter 11 of the Federal Bankruptcy Code on July 27, 1993. On September 2, 1994, ATEC South, Inc. filed for protection under Chapter 11 of the Federal Bankruptcy Code. Subsequently, in 1994, Security Management Corp. acquired APL Corporation. Equal payments of principal and interest on the unpaid balance were to be made monthly until March 1, 1993, with a balloon payment of $1.1 million due on that date. Interest is calculated at 72% of the Mellon Bank N.A. prime rate (adjusted by formula for any change in the corporate federal income tax rate from 1982 to the current year). These bonds are secured by promissory notes which, in turn, are secured by first lien rights on the real property, furniture, fixtures and machinery and equipment of ATEC South, Inc. No payments have been received since May 1992 and the balloon payment is past due. Valuation reserves were previously established for such investment. Interest, including late charges, is due and owing on such bonds and is fully reserved.

         On September 28, 1994, an order was signed by the Clerk of Superior Court of Person County, North Carolina authorizing foreclosure by the Company under the Deed of Trust securing the bonds on real estate owned by ATEC South, Inc. On November 29, 1994, an order was entered by the bankruptcy judge granting a motion to compromise the controversy between APL Corporation and the Company. Pursuant to that order, the bankruptcy trustee and the committee of unsecured creditors agreed to dismiss the Company from litigation pending in the bankruptcy proceedings. APL Corporation and ATEC South, Inc. have agreed to abandon their interest in the North Carolina property, thereby permitting the Company to foreclose upon it and, in return, the Company has agreed to withdraw its claims against APL Corporation and ATEC South, Inc. The Company will determine whether to foreclose upon the property following an assessment of potential environmental liability.

         In March 1995, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement of Financial Accounting Standards No. 121 requires that the carrying value of long-lived operating assets, when determined to be impaired, be adjusted so as not to exceed the estimated undiscounted cash flows provided by such assets. Statement of Financial Accounting Standards No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of in future periods. In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation." Statement of Financial Accounting Standards No. 123 recommends, but does not require, that companies change their method of accounting for stock-based compensation plans to one that attributes compensation costs equal to the fair value of a stock-based compensation arrangement over the period service is rendered that qualifies an employee to receive such compensation. Companies not electing to change their method of accounting are required, among other things, to provide additional disclosures which in effect restate a company's results for comparative periods as if the new method of accounting had been adopted. The Company will be subject to the provisions of Statement of Financial Accounting Standards No. 121 and Statement of Financial Accounting Standards No. 123 in 1996; however, the Company does not believe that the adoption of either of the new accounting pronouncements will have a material effect on its financial condition or results of its operations.

         The Company believes that cash flows from operations and existing cash assets will be sufficient to enable it to meet near-term cash requirements.
The Company's ability to meet its long-term cash requirements is dependent upon its ability to attain and sustain sufficient cash flows from operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                Page No. in
                                                                This Report
                                                                -----------

Report of Independent Public Accountants                             17

Consolidated Balance Sheets - December 31, 1995
  and 1994                                                           18

Consolidated Statements of Income  -
  Three Years Ended December 31, 1995                                19

Consolidated Statements of Shareholders' Equity -
  Three Years Ended December 31, 1995                                20

Consolidated Statements of Cash Flows -
  Three Years Ended December 31, 1995                                21

Notes to the Consolidated Financial Statements                       22

                              ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Salem Corporation:

We have audited the accompanying consolidated balance sheets of Salem Corporation (a Pennsylvania corporation) and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Salem Corporation and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statement, the Company changed its method of accounting for income taxes and its method of accounting for employee postretirement benefits other than pensions as of January 1, 1993.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule for each of the three years in the period ended December 31, 1995, listed in Item 14.(A)(2), is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities Exchange Act of 1934 and is not otherwise a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                    /s/ ARTHUR ANDERSEN LLP
Pittsburgh, Pennsylvania,
  March 5, 1996

                       SALEM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

          A S S E T S                                                            1995                 1994
          -----------                                                          --------             --------
CURRENT ASSETS:
  Cash and cash equivalents (including restricted cash of
   $5,998 and $5,373, respectively)                                            $18,048              $20,524
  Restricted short-term investments                                              4,687                4,315
  Receivables                                                                   24,717               22,259
  Indebtedness of related parties                                                   97                   97
  Contracts-in-progress                                                          9,344                7,407
  Inventories                                                                    6,050                5,147
  Income tax benefit                                                             3,078                2,857
  Prepaid expenses                                                               2,319                2,232
                                                                               -------              -------
      Total current assets                                                      68,340               64,838
                                                                               -------              -------
PROPERTY, PLANT AND EQUIPMENT, at cost                                          25,538               25,456
  Less-Accumulated depreciation                                                 16,051               16,085
                                                                               -------              -------

      Net property, plant and equipment                                          9,487                9,371
                                                                               -------                -----
OTHER ASSETS:
  Investments in affiliated companies, at equity                                 2,098                2,344
  Other restricted investments                                                       -                  600
  Income tax benefit                                                             2,817                1,792
  Other assets                                                                   3,748                3,609
                                                                               -------              -------
      Total assets                                                             $86,490              $82,554
                                                                               =======              =======

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES:
  Dividends payable                                                            $   280              $   187
  Current maturities of long-term debt                                             710                  608
  Accounts payable (including outstanding checks
   of $1,720 and $1,975, respectively)                                          18,812               12,597
  Advance billings on contracts                                                  8,755               14,096
  Accrued income taxes                                                           1,389                  758
  Accrued payroll and employee benefits                                          4,834                4,367
  Accrued loss reserves                                                          2,347                2,595
  Other accrued liabilities                                                      1,187                1,038
  Reserves for warranty expense                                                  3,689                3,625
                                                                               -------              -------

      Total current liabilities                                                 42,003               39,871
                                                                               -------              -------
LONG-TERM DEBT                                                                   1,715                2,095
OTHER NONCURRENT LIABILITIES                                                     3,285                3,128
MINORITY INTEREST                                                                  531                  405
SHAREHOLDERS' EQUITY:
  Preferred stock, par $25.00; authorized 112,485
   shares, issued 0 shares                                                           -                    -
  Common stock, par $.50; authorized 15,000,000
   shares, issued 2,690,324 shares                                               1,345                1,345
  Paid-in surplus                                                                9,301                9,301
  Retained earnings                                                             31,753               29,677
  Pension adjustment                                                                (1)                   -
  Cumulative translation adjustment                                               (245)                 (71)
  Treasury stock, at cost (825,442 shares)                                      (3,197)              (3,197)
                                                                               -------              -------
      Total shareholders' equity                                                38,956               37,055
                                                                               -------              -------
      Total liabilities and shareholders' equity                               $86,490              $82,554
                                                                               =======              =======


The accompanying notes are an integral part of these statements.

                       SALEM CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            1995          1994          1993
                                                                          --------      -------       --------
CONTRACT REVENUES                                                         $151,054       $127,780       $105,656

ROYALTY INCOME                                                                 260            409            714
                                                                          --------       --------       --------
      Gross revenues                                                       151,314        128,189        106,370

COST OF REVENUES                                                           126,259        105,188         88,212
                                                                          --------       --------       --------
      Gross income                                                          25,055         23,001         18,158

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                19,631         17,370         16,180

NONRECURRING CHARGES                                                         1,896            675          1,000
                                                                          --------      ---------       --------
      Operating income                                                       3,528          4,956            978
                                                                          --------       --------       --------
OTHER INCOME (EXPENSE):
  Interest income                                                            1,394          1,015            841
  Interest expense                                                            (404)          (295)          (243)
  Equity in net earnings of affiliates                                          36             72            524
  Other income, net                                                            767            255            789
                                                                          --------       --------       --------
      Total other income                                                     1,793          1,047          1,911
                                                                          --------       --------       --------
      Income before taxes, minority
       interest and cumulative effect
       of accounting changes                                                 5,321          6,003          2,889

PROVISION FOR INCOME TAXES                                                  (2,278)        (2,204)          (575)

MINORITY INTEREST                                                             (126)          (151)          (329)
                                                                          --------       --------       --------
      Income before cumulative effect
       of accounting changes                                                 2,917          3,648          1,985

CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                          -              -           (517)
                                                                          --------       --------       --------

      Net income                                                          $  2,917       $  3,648       $  1,468
                                                                          ========       ========       ========
PER COMMON SHARE DATA:

  Income before cumulative
   effect of accounting changes                                           $   1.56       $   1.96       $   1.07

  Cumulative effect of accounting changes                                        -              -           (.28)
                                                                          --------       --------       --------

  Earnings per common share                                               $   1.56       $   1.96       $    .79
                                                                          ========       ========       ========


The accompanying notes are an integral part of these statements.

                       SALEM CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)


                                                                                                 CUMULATIVE
                                        COMMON        PAID-IN        RETAINED      PENSION      TRANSLATION      TREASURY
                                        STOCK         SURPLUS        EARNINGS     ADJUSTMENT     ADJUSTMENT        STOCK
                                        ------        -------        --------     ----------    -----------      --------
BALANCE, December 31, 1992              $1,345         $9,304         $26,117         $(65)        $(668)        $(3,197)

  Net income                                 -              -           1,468            -             -               -
  Cash dividend
   paid ($.33 per share)                     -              -            (621)           -             -               -
  Cash dividend
   declared ($.10 per share)                 -              -            (187)           -             -               -
  Aggregate translation
   adjustment                                -              -               -            -           303               -
  Cash in lieu of
   fractional shares                         -             (3)              -            -             -               -
  Pension adjustment                         -              -               -           65             -               -
                                        ------         ------         -------         ----         -----         -------

BALANCE, December 31, 1993               1,345          9,301          26,777            -          (365)         (3,197)

  Net income                                 -              -           3,648            -             -               -
  Cash dividend
   paid ($.30 per share)                     -              -            (561)           -             -               -
  Cash dividend
   declared ($.10 per share)                 -              -            (187)           -             -               -
  Aggregate translation
   adjustment                                -              -               -            -           294               -
                                        ------         ------         -------         ----         -----         -------

BALANCE, December 31, 1994               1,345          9,301          29,677            -           (71)         (3,197)

  Net income                                 -              -           2,917            -             -               -
  Cash dividend
   paid ($.30 per share)                     -              -            (561)           -             -               -
  Cash dividend
   declared ($.15 per share)                 -              -            (280)           -             -               -
  Aggregate translation
   adjustment                                -              -               -            -          (174)
  Pension adjustment                         -              -               -           (1)            -               -
                                        ------         ------         -------         ----         -----         -------

BALANCE, December 31, 1995              $1,345         $9,301         $31,753         $ (1)       $ (245)        $(3,197)
                                        ======         ======         =======         ====        ======         =======


The accompanying notes are an integral part of these statements.

                       SALEM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995
                (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                             (DOLLARS IN THOUSANDS)

                                                                                         1995          1994          1993
                                                                                        -------       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $ 2,917       $ 3,648       $ 1,468

  Adjustments for noncash items -
    Cumulative effect of change in accounting principles                                      -             -           517
    Depreciation and amortization                                                         1,725         1,523         1,369
    Deferred income taxes                                                                (1,248)         (433)         (810)
    Other noncurrent liabilities                                                            157          (459)          389
    Allowance for doubtful accounts                                                          22             -           (77)
    Reserves for warranty expense                                                            64         1,032            17
    Earnings of affiliates, net                                                             (36)          (72)         (524)
    Minority interest                                                                       126           151           504
  Changes in certain balance sheet accounts -
    Receivables                                                                          (1,959)       (6,506)         (517)
    Contracts-in-progress, net                                                           (7,278)        4,056         4,600
    Inventories                                                                            (904)         (136)         (483)
    Prepaid expenses                                                                        (10)          878          (643)
    Intangible pension asset                                                                 (1)            -            19
    Accounts payable                                                                      6,354         1,783        (1,078)
    Accrued income taxes                                                                    664         1,161          (614)
    Accrued liabilities                                                                     371          (203)         (366)
    Cumulative translation adjustments                                                       67          (224)          343
                                                                                        -------       -------       -------
      Net cash flows provided by operating activities                                     1,031         6,199         4,114
                                                                                        -------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Dividends from equity affiliates                                                          245            81            73
  Restricted investments                                                                    600             -             -
  Short-term investments                                                                   (372)       (3,290)        2,140
  Investment in affiliates                                                                 (738)       (2,342)         (325)
  Purchases of property, plant and equipment                                             (2,305)       (1,441)       (2,195)
  Proceeds from sale of property, plant and equipment                                       314           111            67
                                                                                        -------       -------       -------
      Net cash flows used by investing activities                                        (2,256)       (6,881)         (240)
                                                                                        -------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                           (748)         (748)         (621)
  Principal payments under capital leases                                                  (437)         (331)         (295)
  Payments on long-term debt                                                               (503)         (435)         (350)
  Proceeds from long-term debt                                                              671             -           550
                                                                                        -------       -------       -------
      Net cash flows used by financing activities                                        (1,017)       (1,514)         (716)
                                                                                        -------        ------       -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (234)          516           (81)
                                                                                        -------       -------       -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (2,476)       (1,680)        3,077
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           20,524        22,204        19,127
                                                                                        -------       -------       -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                $18,048       $20,524       $22,204
                                                                                        =======       =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                          $  430        $  399        $  358
  Income taxes paid, net                                                                  2,829         1,122         1,630


The accompanying notes are an integral part of these statements.

                       SALEM CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1994


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Salem Corporation and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Investments in other than wholly-owned and majority-owned subsidiaries include two 50%-owned subsidiaries in Japan and a 40%-owned subsidiary in India, all of which are carried at equity.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period. Actual results may differ from those estimates.

CASH EQUIVALENTS. Cash equivalents, which consist primarily of certificates of deposit and time deposits, are stated at cost, which approximates market. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.

SHORT-TERM INVESTMENTS. Short-term, interest-bearing investments are those with maturities of one year or less but greater than three months when purchased. These investments are readily convertible to cash and are stated at cost, which approximates fair value.

CONTRACT ACCOUNTING. The Company and its subsidiaries account for contracts on the percentage-of-completion method. Based upon the nature of the contract, the Company determines the stage of completion using the relationship of total costs incurred to total estimated costs at completion. Contract costs, as reflected in the consolidated statements of income, include all direct contract costs and overhead, including all related engineering costs. Changes in contract performance, estimated profitability and final contract settlements may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. If a loss is projected on any contract-in- progress, provision is made currently for the entire projected loss. Warranty reserves are provided during the course of contract performance for costs which may be incurred after completion. For contracts where the Company is also licensing the technology, royalty income is recognized in accordance with the terms of the contract.

INVENTORIES. Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market and consist primarily of raw materials.

OPERATING CYCLE. The operating cycles of contracts vary and in some cases are more than one year. In accordance with industry practices, all contract-related accounts are included in current assets and liabilities.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are carried at cost. Major additions and betterments are capitalized, while maintenance and repairs which do not significantly improve or extend the lives of the respective assets are expensed in the year incurred. Property disposed of is removed from the asset and accumulated depreciation accounts, with the gain or loss credited or charged to current income.

DEPRECIATION AND AMORTIZATION. The Company provides for depreciation over the estimated useful lives of the plant and equipment, employing both straight-line and accelerated methods. License agreements and other purchased technology are amortized on the straight-line method over the remaining years expected to be benefitted.

Excess of cost over net assets of acquired businesses arising prior to 1971 ($1.4 million) is not being amortized, while those amounts arising subsequent to 1971 ($1.7 million) are being amortized over 15-20 year periods.

DEVELOPMENT COSTS. Development costs are charged to operations as incurred and amounted to $463,000 in 1995, $274,000 in 1994 and $249,000 in 1993.

INCOME TAXES. As discussed in Note 5, effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this standard, deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expense or credit is based on the changes in the assets and liabilities from period to period.

TRANSLATION OF FOREIGN CURRENCY FINANCIAL STATEMENTS. The financial statements of foreign subsidiaries are translated using the standards established by the Financial Accounting Standards Board ("FAS No. 52"). Accordingly, all assets and liabilities of foreign subsidiaries are translated at year-end exchange rates; revenue and expense accounts are translated at the average exchange rates during the year. Net unrealized translation gains or losses are reflected in the cumulative translation adjustment and are not included in net income.

RESTATEMENTS. Prior year comparative consolidated financial statements have been restated where necessary to conform with the 1995 presentation.

EARNINGS PER COMMON SHARE. Earnings per share of common stock have been computed using the weighted average number of shares outstanding during the periods (1,864,882 in 1995, 1994 and 1993).

NEW ACCOUNTING PRONOUNCEMENTS. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement of Financial Accounting Standards No. 121 requires that the carrying value of long-lived operating assets, when determined to be impaired, be adjusted so as not to exceed the estimated undiscounted cash flows provided by such assets. Statement of Financial Accounting Standards No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of in future periods. In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation." Statement of Financial Accounting Standards No. 123 recommends, but does not require, that companies change their method of accounting for stock-based compensation plans to one that attributes compensation costs equal to the fair value of a stock-based compensation arrangement over the period service is rendered that qualifies an employee to receive such compensation. Companies not electing to change their method of accounting are required, among other things, to provide additional disclosures which in effect restate a company's results for comparative periods as if the new method of accounting had been adopted. The Company will be subject to the provisions of Statement of Financial Accounting Standards No. 121 and Statement of Financial Accounting Standards No. 123 in 1996; however, the Company does not believe that the adoption of either of the new accounting pronouncements will have a material effect on its financial condition or results of its operations.


2.  RECEIVABLES:

Receivables at December 31, 1995 and 1994 are net of allowances for doubtful accounts of $257,000 and $235,000, respectively.

In accordance with the provisions of long-term contracts, certain percentages of billings or amounts are withheld by customers until completion and acceptance of the project. At December 31, 1995 and 1994, these contract retentions amounted to approximately $731,000 and $1.9 million, respectively. Retentions due are included in current receivables. Based upon prior experience with similar contracts, retentions are expected to be collected within one year.


3.  INVESTMENTS IN AFFILIATED COMPANIES, AT EQUITY:

NIPPON HERR CO., LTD.

The Company owns 48,000 shares of capital stock of Nippon Herr Co., Ltd., representing a 50% interest of Nippon Herr's outstanding common stock at December 31, 1995. The Company's equity in net earnings of Nippon Herr was recorded through November 30, based on financial statements at that date. The Company accounts for its investment in Nippon Herr using the equity method. Following is a summary of the Company's investment in Nippon Herr and other equity affiliates:


                                                      (Dollars in Thousands)
                                                      ----------------------
                                                        1995          1994
                                                       ------        ------
Balance at beginning of year - Nippon Herr             $1,704        $1,604
Equity in net earnings                                     21            97
Dividends received                                        (85)          (81)
Cumulative translation adjustment                         (32)           84
                                                       ------        ------
Balance at end of year - Nippon Herr                    1,608         1,704

Investments in other affiliates, at equity                490           640
                                                       ------        ------
Total investments in affiliated companies,
 at equity                                             $2,098        $2,344
                                                       ======        ======

Shown below is the summarized financial position of Nippon Herr at November 30, 1995 and 1994:

                                                         (Dollars in Thousands)
                                                         ----------------------
                                                            1995        1994
                                                           ------      ------
Cash                                                       $  973      $  364
Receivables                                                 2,288       2,344
Inventory                                                   4,269       3,306
Other current assets                                          347         276
Fixed assets                                                   39          49
Investments and deposits                                      607         629
Other assets                                                  326           -
                                                           ------      ------
  Total assets                                             $8,849      $6,968
                                                           ======      ======

Payables                                                   $1,255      $  947
Loans payable                                               1,274       1,314
Advance billings                                            1,934         283
Other current liabilities                                     479         369
Other liabilities                                             692         647
Stockholder's equity                                        3,215       3,408
                                                           ------      ------
  Total liabilities and equity                             $8,849      $6,968
                                                           ======      ======


Shown below are the summarized results of operations for Nippon Herr and other equity affiliates:

                                                           (Dollars in Thousands)
                                                       ------------------------------
                                                        1995         1994       1993
                                                        ----         ----       ----
  Net sales - Nippon Herr                              $8,564       $8,499      $26,528
                                                       ======       ======      =======
  Cost of goods sold                                   $6,551       $6,688      $21,898
                                                       ======       ======      =======
  Net earnings                                         $   42       $  193      $   830
                                                       ======        ======     =======
  Salem's 50% equity interest - Nippon Herr            $   21       $   97      $   415
  Equity in net earnings of other affiliates               15          (25)         109
                                                       ------       ------      -------

  Total equity in net earnings of affiliates           $   36       $   72      $   524
                                                       ======       ======      =======


Prior to 1993, the equity earnings of Nippon Herr were recorded as of their fiscal year-end (March 31). In 1993, these earnings were recorded on a more current basis; thus, in that year the equity earnings recorded by the Company covered the period April 1, 1992 through November 30, 1993.

Nippon Herr's principal business is the engineering and installation of metal forming equipment for the can industry.

Other affiliates consist of Daido Herr Engineering Co., Ltd. and Wesalem Company Pvt. Ltd.

The Company received cash distributions in 1995, 1994 and 1993 of $160,000, $0 and $800,000, respectively, from an inactive investment that has ceased operations and is in the process of being liquidated. There are no amounts recorded in the Company's consolidated balance sheets related to this investment.

4.  CONTRACTS-IN-PROGRESS:


Amounts reflected in the balance sheets as contracts-in-progress consist of costs incurred on contracts-in-progress plus estimated earnings thereon less progress billings. Where progress billings exceed costs and earnings, the amount is reflected as advance billings on contracts. At December 31, 1995 and 1994, these amounts were as follows:


                                                          (Dollars in Thousands)
                                                          ----------------------
                                                            1995          1994
                                                            ----          ----
Costs incurred plus estimated earnings                    $85,286      $133,031
Less-Progress billings                                    (84,697)     (139,720)
                                                          -------      --------
                                                          $   589      $ (6,689)
                                                          =======      ========

Presentation in balance sheets:
  Contracts-in-progress                                   $ 9,344      $  7,407
  Advance billings on contracts                            (8,755)      (14,096)
                                                          -------      --------
                                                          $   589      $ (6,689)
                                                          =======      ========


5.  INCOME TAXES:

Effective January 1, 1993, the Company adopted the provisions of the Financial Accounting Standards Board's Statement No. 109, "Accounting for Income Taxes." Under this new method, deferred income tax assets and liabilities are recognized which reflect the future tax consequences of differences between the tax and financial reporting bases of assets and liabilities. Deferred income tax expense or credit is based on the changes in the net asset or liability from period to period. The Company, in the first quarter of 1993, recorded a credit to earnings of $415,000, or $.22 per share, attributable to Statement of Financial Accounting Standards No. 109 without restating prior years.

The Company and all of its domestic subsidiaries file a consolidated federal income tax return. The parent company and its domestic subsidiaries each report current income tax expense as allocated under a consolidated tax allocation agreement. Generally, this allocation results in profitable companies recognizing a tax provision as if the individual company filed a separate return, and loss companies recognizing benefits to the extent their losses contribute to reduced consolidated taxes. Deferred income taxes are established and segregated for each member of the consolidated group. Similar procedures are followed by the Company's United Kingdom subsidiaries, which file tax returns under available group relief provisions.

Income before taxes, minority interest and cumulative effect of accounting changes as shown in the accompanying consolidated statements of income include the following components:

                                                           (Dollars in Thousands)
                                                       -------------------------------
                                                        1995         1994        1993
                                                        ----         ----        ----
Domestic                                               $9,267       $6,228      $2,349
Foreign                                                (3,946)        (225)        540
                                                       ------       ------      ------
Income before taxes, minority interest
  and cumulative effect of
  accounting changes                                   $5,321       $6,003      $2,889
                                                       ======       ======      ======


A reconciliation of the United States federal statutory income tax rate to the effective income tax rate follows:

                                                        1995          1994        1993
                                                        ----          ----        ----
United States federal statutory rate                    34.0%        34.0%        34.0%
State and foreign taxes, net
   of federal tax                                        9.1         11.1          6.7
Taxes on foreign subsidiaries
   and joint ventures                                     .4          (.4)        (6.3)
Valuation allowance                                      2.3           .5            -
Domestic dividends received deduction                    (.8)           -         (7.5)
United Kingdom and Bermuda losses for
   which no future benefit is assured                      -            -           .1
Life insurance proceeds                                    -         (1.8)           -
Income of Bermuda subsidiary upon which
   no taxes are imposed                                 (1.5)         (.3)        (1.8)
Benefit of foreign sales corporation                    (2.7)        (1.4)        (3.1)
Reversal of prior years' tax accruals                      -         (3.7)           -
Other, net                                               2.0         (1.3)        (2.2)
                                                        ----         ----         ----
Effective book income tax rate                          42.8%        36.7%        19.9%
                                                        ====         ====         ====


Taxes on income, as shown in the accompanying consolidated statements of income, include the following components:

                                                           (Dollars in Thousands)
                                                       ------------------------------
                                                        1995        1994         1993
                                                        ----        ----         ----
Current provision:
  Federal                                              $3,303      $1,561       $  406
  State                                                   708         645          147
  Foreign                                                (487)        429           23
                                                       ------      ------       ------
     Total current tax provision                        3,524       2,635          576
                                                       ------      ------       ------

Deferred provision:
  Federal                                               (208)        (172)        (202)
  State                                                  (37)         (35)         (41)
  Foreign                                             (1,001)        (224)         242
                                                       ------      ------       ------
     Total deferred tax provision                     (1,246)        (431)          (1)
                                                      ------       ------       ------

Provision for income taxes                            $2,278       $2,204       $  575
                                                      ======       ======       ======

The components of the deferred tax assets and liabilities recorded in the accompanying balance sheets at December 31, 1995 and 1994, and the change in such accounts for the 1995 year were as follows:

                                                               (Dollars in Thousands)
                                                  ---------------------------------------------
                                                                   Deferred
                                                  December 31,     Expense/         December 31,
                                                     1995          (Credit)            1994
                                                  ------------    ----------        ------------
   Deferred Tax Assets:
    Reserves recorded for-
      Warranty                                      $  899          $  124            $ 1,023
      Cost after shipment                              502              21                523
      Compensation                                     381            (120)               261
      Liability claims                                 339              26                365
      Vacation pay                                     285             (24)               261
      Investments                                      408               -                408
      Inventory                                        208             (21)               187
      Self-insurance claims                            717              68                785
      Postemployment benefits                          741              44                785
    Foreign tax credit and net
      operating loss carryforwards                   2,033          (1,538)               495
    Advance corporation tax                            435             (84)               351
    Other                                              828            (146)               682
    Valuation allowance                               (634)            481               (153)
                                                    ------          ------             ------
    Total deferred tax assets                        7,142          (1,169)             5,973
                                                    ------          -------            ------

   Deferred Tax Liabilities:
    Excess of book basis over tax
      basis of plant and equipment                    (800)            (31)              (831)
    Unrealized foreign exchange gains                 (243)            243                  -
    Other                                             (204)           (289)              (493)
                                                    ------           ------            ------
    Total deferred tax liabilities                  (1,247)            (77)            (1,324)
                                                    ------           ------            ------

   Net deferred taxes                               $5,895         $(1,246)            $4,649
                                                    ======         =======             ======


The Company has signed consents to extend the time to assess tax with the Internal Revenue Service ("IRS") for the 1987 through 1991 tax years. Such consents extend the period during which the IRS may assess tax for the Company's federal income tax returns until June 30, 1996. The Company's federal income tax returns for the years 1987 through 1992, inclusive, are currently being examined by the IRS. Management believes that adequate tax accruals have been provided for these and subsequent years.

Undistributed earnings of non-U.S. subsidiaries amounting to $3.8 million at December 31, 1995 were considered by management to be permanent business requirements of these subsidiaries under present circumstances and no provision has been made for the additional U.S. income taxes which might result if these undistributed earnings were remitted to the parent company. However, any decision to remit such earnings in the future in the form of dividends is not expected in the aggregate to result in significant additional income taxes.

At December 31, 1995, the United Kingdom operations are in a net operating loss carryforward position. Approximately $1.8 million of tax benefits resulting from operating losses and $435,000 of tax credits resulting from a payment of Advance Corporation Tax are available in the United Kingdom to offset future income. These net operating losses and tax credit carryforwards can be carried forward indefinitely.

The Company has generated book pretax income from continuing operations of $5.3 million, $6.0 million and $2.9 million in 1995, 1994 and 1993, respectively. Except for the effects of the reversal of net deductible temporary differences, the Company is not aware of any factors which would cause any significant differences between book and taxable income in future years. Although there can be no assurances that the Company will generate any earnings or specific level of continuing earnings in any jurisdiction, management believes that it is more likely than not that the net deductible differences will reverse during periods when the Company generates sufficient net taxable income, and that sufficient taxable income will be generated in foreign jurisdictions to permit utilization of related net operating loss and credit carryforwards to the extent recorded at December 31, 1995. The Company has established a valuation allowance of $469,000 against the United Kingdom tax loss carryforwards since it is more likely than not that this portion of the tax benefit may not be recognized. The Company has also established a valuation allowance of $165,000 for a portion of its foreign tax credit carryforwards available against U.S. income taxes.


6.  CREDIT AND BORROWING ARRANGEMENTS:

The Company's United Kingdom subsidiaries have two separate credit facilities at one major bank consisting of a facility for the issuance of bank guarantees and an overdraft and loan facility. Interest on borrowings is charged at 1.25% over the bank's base rate for borrowings up to $1.2 million and 1.5% over the bank's base rate for borrowings between $1.2 million and $1.6 million. The current bank base rate is 6.25%. Of the $2.8 million facility for the issuance of bank guarantees, approximately $2.7 million is currently utilized. All of the amounts utilized have been for guarantees issued by the bank to customers of the Company for assuring contract performance related to the operations of its United Kingdom subsidiaries. Of the $1.6 million facility for overdrafts and loans, approximately $825,000 is currently utilized.

The agreement for such combined credit facility requires a Salem Corporation guarantee limited to $3.1 million, an unlimited multilateral guarantee wherein the United Kingdom subsidiaries individually guarantee the debt of the others, approximately $854,000 cash collateral and a pledge of the assets of these subsidiaries. This credit line is subject to periodic review by the bank.


7.  LONG-TERM DEBT:

                                                    (Dollars in Thousands)
                                                    ----------------------
                                                      1995        1994
                                                      ----        ----
Long-term debt obligations                            $2,007     $2,444
Capitalized lease obligations                            418        259
                                                      ------     ------
                                                       2,425      2,703
Less-Current maturities                                  710        608
                                                      ------     ------
Long-term debt                                        $1,715     $2,095
                                                      ======     ======

Long-term debt is comprised of various borrowing facilities which bear interest at rates ranging from 5.9% to 12.5% under various payment terms and with various maturities through 1999.

Maturities of long-term debt during the five years ending December 31, 2000 and the years thereafter are as follows: 1996 - $710,000; 1997 - $1,129,000; 1998
- $395,000; 1999 - $191,000; 2000 - $0; and years thereafter - $0.

The capitalized lease obligations relate primarily to vehicles. Operating leases relate primarily to office equipment and facility rentals. Minimum future payments for capitalized lease obligations and noncancelable operating leases are as follows at December 31, 1995.

                                               (Dollars in Thousands)
                                               ----------------------
                                               Capital     Operating
                                                Leases       Leases
                                               -------     ---------
    1996                                        $236          $103
    1997                                         181            62
    1998                                          41            40
    1999                                           -            39
    2000                                           -            39
    Thereafter                                     -           256
                                                ----          ----
    Total minimum lease payments                 458          $539
                                                              ====
    Less-Implicit interest                        40
                                                ----
    Net capitalized lease
      obligations                               $418
                                                ====

Rental expenses under noncancelable operating leases were approximately $119,000, $103,000 and $196,000 for the years 1995, 1994 and 1993, respectively. Total rental expenses were approximately $806,000, $666,000 and $567,000 for 1995, 1994 and 1993, respectively.


8.  COMMITMENTS AND CONTINGENCIES:

On January 19, 1995, a Formal Order of Private Investigation ("the Order") was issued by the Securities and Exchange Commission ("SEC") concerning the Company. The Order and the investigation were intended to be confidential.
All of the Company's directors have been deposed by the SEC and were required to produce documents concerning, among other things, their activities as directors of the Company and communications with Victor Posner, if any. The Order states that members of the staff of the SEC have reported information to the SEC tending to show that the Company, its officers, directors, employees and affiliates had violated Sections 10(b), 13(a) and 14(e) of the Exchange Act and Rules 10b-5, 13a-1 and 13a-13 thereunder by failing to adequately disclose the role of Victor Posner in the management of the Company and by conspiring to hold down the price of the Company's common stock in order to ultimately enable Victor Posner to take the Company private in a less expensive buyout. The Company is unaware of evidence that any of the alleged violations has occurred, but believes the investigation is ongoing.

The Company is engaged in ordinary litigation incidental to its business. The Company does not believe that this litigation will have a material adverse effect on its consolidated financial position or results of operations.

As security for performance and advances on long-term contracts, the Company has, at December 31, 1995, provided customers standby letters of credit in the amount of $2.2 million. The Company, through its bank, has provided the issuer of the standby letters of credit with collateral in the form of certificates of deposit. The Company has also obtained a facility for the issuance of up to $10.0 million of surety bonds. In connection with such facility, the Company, through its bank, has provided a $2.0 million standby letter of credit in favor of the issuer of such bonds. This standby letter of credit is fully collateralized by a certificate of deposit. At December 31, 1995, approximately $2.4 million of such bonds were outstanding. The Company also has an additional facility for the issuance of up to $10.0 million of surety bonds. In connection with such facility, the Company, through its bank, has provided a $500,000 standby letter of credit in favor of the issuer of such bonds. This standby letter of credit is also fully collateralized by a certificate of deposit. At December 31, 1995, the entire $10.0 million was available.


9.  EMPLOYEE RETIREMENT BENEFITS:


The Company maintains a retirement savings plan, qualified under Section 401(k) of the Internal Revenue Code, for its salaried employees. The Company makes mandatory contributions of 3% of base compensation for eligible employees to this plan. Total 1995, 1994 and 1993 mandatory employer contributions to the retirement savings plan were approximately $466,000, $421,000 and $390,000, respectively. Additionally, the Company made a supplemental discretionary contribution of 2% of base compensation for eligible employees based on the Company's 1994 performance. This contribution was approximately $245,000. The Company also accrued approximately $300,000 for a similar contribution in respect of its 1995 performance.


Two of the Company's U.S. subsidiaries have noncontributory defined benefit pension plans covering certain of their collective bargaining employees. Pension benefits are determined by a fixed benefit formula and number of years of service. Company contributions are computed using the projected unit credit method of funding. During 1995 and 1994, the Company contributed amounts in excess of the minimum required contributions under the Employee Retirement Income Security Act (ERISA). During 1993, the Company contributed the minimum amount required under ERISA. During 1995, 1994 and 1993, total contributions by the Company to these plans were $430,000, $300,000 and $166,000, respectively. Additionally, in February 1996, the Company contributed $387,000 to these plans.

Net periodic pension cost for the Company's collective bargaining plans for 1995, 1994 and 1993 was as follows:


                                                    (Dollars in Thousands)
                                                ------------------------------
                                                1995        1994        1993
                                                ----        ----        ----
Current service cost                            $100        $112        $101
Interest cost on projected
  benefit obligation                             223         207         187
Actual return on assets                         (340)        (11)       (260)
Net amortization and deferrals                   215         (91)        168
                                                ----        ----        ----

      Net periodic pension cost                 $198        $217        $196
                                                ====        ====        ====


The following table sets forth the funded status of these plans as of October 31, 1995 and 1994:

                                                   (Dollars in Thousands)
                                                   ---------------------
                                                    1995         1994
                                                   ------       ------
    Actuarial present value of
      benefit obligations:
        Vested benefit obligation                  $3,285       $2,790
                                                   ======       ======

        Accumulated benefit obligation             $3,388       $2,875
                                                   ======       ======

    Projected benefit obligation                   $3,388       $2,875
    Plan assets at fair value                       2,999        2,389
                                                   ------       ------
    Plan assets under projected
      benefit obligation                             (389)        (486)
    Unrecognized net gain                             (54)        (124)
    Unrecognized transition amount                     61           73
    Unrecognized prior service cost                   486          409
    Adjustment required to recognize
      minimum liability                              (493)        (358)
                                                   ------       ------
    Accrued pension liability in the
      consolidated balance sheets                  $ (389)      $ (486)
                                                   ======       ======


Actuarial assumptions used in developing this data were:

                                                             1995          1994          1993
                                                             ----          ----          ----
     Discount rate                                           7.5%          8.0%          7.5%
     Long-term rate of return on assets                      7.5%          7.0%          7.0%


In 1995, 1994 and 1993, the Company recorded an additional pension liability which represents the excess of the accumulated benefit obligation over the plan assets at fair value. Concurrently, the Company also recorded an intangible asset.

Plan assets in 1995, 1994 and 1993 were primarily invested in common stocks, bonds, mortgages and government securities.

The Company's United Kingdom subsidiaries have a contributory defined benefit retirement plan covering substantially all salaried employees. Pension benefits are based primarily on years of service and the employee's average compensation during the three highest consecutive years in the last ten years preceding the date of normal retirement. In addition, employees contribute either 3.0% or 5.0% of their salary, depending upon their position in the Company. The Company contributions are computed using the projected unit credit method of funding, taking into account future salary increases at 5.5% per year. During 1995, 1994 and 1993, total contributions by the Company were approximately $32,000, $418,000 and $297,000, respectively. Additionally, in January 1996, the Company contributed $170,000 to these plans.

Net periodic pension cost for these plans for 1995, 1994 and 1993 was as follows:

                                                      (Dollars in Thousands)
                                                ----------------------------------
                                                1995           1994           1993
                                                ----           ----           ----
    Current service cost                        $204           $218           $190
    Interest cost on projected
      benefit obligation                         206            151            141
    Actual return on assets                     (210)           194           (138)
    Net amortization and deferrals                34           (334)            58
                                                ----           ----           ----
    Net periodic pension cost                   $234           $229           $251
                                                ====           ====           ====


The following table sets forth the funded status of these plans as of October 28, 1995 and 1994:

                                                   (Dollars in Thousands)
                                                   ----------------------
                                                    1995           1994
                                                    ----           ----
    Actuarial present value of
      benefit obligations:
        Vested benefit obligation                  $2,070         $1,834
                                                   ======         ======

        Accumulated benefit obligation             $2,258         $1,834
                                                   ======         ======

    Projected benefit obligation                   $2,399         $2,009
    Plan assets at fair value                       2,285          2,175
                                                   ------         ------
    Plan assets (under) over projected
      benefit obligation                             (114)           166
    Unrecognized net loss                             578            484
    Unrecognized transition amount                    191            211
                                                   ------         ------

    Prepaid pension cost in the
      consolidated balance sheets                  $  655         $  861
                                                   ======         ======


Actuarial assumptions used in developing this data in 1995, 1994 and 1993 were:

                                                1995           1994           1993
                                                ----           ----           ----
    Discount rate                               8.0%           9.0%           7.5%
    Long-term rate of return on assets          8.5%           9.0%           9.0%

Plan assets in 1995, 1994 and 1993 were invested in a pooled collective investment fund comprised of publicly traded stocks and bonds.

Several of the Company's subsidiaries participate in multiemployer pension plans, primarily the United Mine Workers of America (UMWA) Pension Plan, as the result of collective bargaining agreements. The Company contributed and expensed approximately $80,000, $104,000 and $87,000 in 1995, 1994 and 1993,
respectively, for such plans. In addition to the pension contributions, the Company's subsidiaries also contributed to a UMWA fund for retiree health care benefits. The amounts contributed in 1995, 1994 and 1993 were approximately $170,000, $151,000 and $163,000, respectively.


10. EMPLOYEE POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

The Company provides certain retiree health care benefits covering substantially all domestic salaried employees. Employees are generally eligible for benefits upon retirement with the Company and completion of ten years of service. The Company does not currently pre-fund these benefits and retains the right to modify or terminate certain of these benefits in the future.

In the first quarter of 1993, the Company, as required, adopted the provisions of the Financial Accounting Standards Board's Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which changes the method of accounting for these benefits effective January 1, 1993. Prior to January 1, 1993, the Company recognized postretirement benefit expense as claims were paid. As a result, the Company recorded a pretax charge during the first quarter of 1993 of approximately $1.6 million ($932,000 after taxes or $.50 per share) as the cumulative effect of an accounting change at that date. Additionally, the Company recorded postretirement benefit expense for 1995, 1994 and 1993 of approximately $204,000, $202,000 and $202,000, respectively.
The components of expense in 1995, 1994 and 1993 were as follows:

                                                       (Dollars in Thousands)
                                                   ------------------------------
                                                   1995         1994         1993
                                                   ----         ----         ----
    Current service cost of benefits
      earned during the period                     $ 76         $ 74         $ 74
    Interest cost on accumulated
      postretirement benefit obligation             128          128          128
                                                   ----         ----         ----
    Net periodic postretirement benefit cost       $204         $202         $202
                                                   ====         ====         ====


The accumulated postretirement benefit obligation at December 31, 1995 and 1994, which is reflected in the accompanying balance sheets, is comprised of the following:

                                                                           (Dollars in Thousands)
                                                                           ----------------------
                                                                             1995           1994
                                                                            ------         ------
    Retirees                                                                $  565         $  580
    Fully eligible active plan participants                                    457            419
    Other active plan participants                                             849            660
                                                                            ------         ------
    Accumulated postretirement benefit obligation                            1,871          1,659
    Unrecognized prior service cost                                            (18)           (19)
    Unrecognized net (loss)/gain                                                (1)           185
                                                                            ------         ------
    Accrued postretirement benefit cost                                     $1,852         $1,825
                                                                            ======         ======

Future benefit costs were estimated assuming medical costs would increase by 9.78% per year, decreasing by .61% over each of the next seven years and remaining at 5.5% per year thereafter. A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at December 31, 1995 by approximately $95,000 and increased the 1995 postretirement benefit expense by approximately $14,000. The weighted average discount rate used to estimate the accumulated postretirement benefit obligation at December 31, 1995 and the 1996 net periodic postretirement benefit cost was 7.5%.

The Company continues to evaluate ways in which it can better manage these benefits and control costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.


11.  NONRECURRING CHARGES:

For the year ended December 31, 1995, the Company recorded $1.9 million of nonrecurring charges consisting of approximately $173,000 for legal fees associated with an SEC investigation and $1.7 million for legal, accounting, consulting and directors' fees ($652,000, $89,000, $643,000 and $339,000, respectively) incurred in efforts to maximize shareholder value, including the possible sale of the Company. On March 22, 1996, the Company announced that, since no firm offers have been received for the purchase of the Company, the active solicitation of bids for the Company has ceased and the engagement of its financial advisor was terminated. The Company also ceased the activities of its Special Negotiating Committee and counsel to such Committee in order to greatly limit future expenditures for the sale process. Nonrecurring charges in 1994 and 1993, resulting from a shareholder derivative suit, were $675,000 and $1.0 million, respectively.


12.  TRANSACTIONS WITH AFFILIATES:

Effective July 1, 1995, the Company renewed its coverage for domestic workers' compensation, general liability and automobile insurance. This new program provides a $2.0 million primary and a $10.0 million umbrella coverage with deductibles of $250,000 for automobile and workers' compensation claims and $350,000 for general liability claims. Additionally, there is a combined aggregate $3.0 million cap on deductibles. This new program resulted in a discontinuance of Essex Insurance Co. Ltd. ("Essex"), the Company's 65%-owned Bermuda insurance corporation, as a reinsurer. Essex will continue to provide reinsurance coverage for claims incurred prior to July 1, 1995. A major shareholder of the Company indirectly owns the remaining 35% of Essex. In 1995, 1994 and 1993, amounts ceded to Essex as reinsurance premiums were approximately $295,000, $890,000 and $965,000, respectively. At December 31, 1995 and 1994, cash and cash equivalents of $4.6 million and $4.1 million, respectively, have been restricted under facultative reinsurance agreements for the payment of insurance claims. In July 1994, Essex received claims for property damage to residences wherein Victor Posner (a 49% shareholder of the Company and the Chairman of the Board of Essex) is the claimant. Such claims are based on homeowners policies issued by Essex. However, in the opinion of Essex's legal counsel and other outside legal counsel, such policies are considered invalid. Reserves at Essex have been established for reimbursement of insurance premiums paid by Victor Posner, including interest thereon.

During 1993, DWG Corporation ("DWG"), which was previously deemed to be an affiliate of the Company, was sold to a nonaffiliated party. Amounts accrued for insurance and purchasing services but unpaid in prior years totaling approximately $113,000 were reversed and offset against expenses in 1993. There were no transactions with DWG during 1995 and 1994.

Prior to 1994, the Company leased vehicles through NPC Leasing Corp. ("NPC"), which was an indirect wholly-owned subsidiary of DWG. Prior to its sale in 1993, DWG was deemed to be an affiliate of the Company. Payments to NPC for leased vehicles were approximately $30,000 in 1993. There were no transactions with, or payments to, NPC during 1995 and 1994 since all lease obligations were fulfilled during prior years.

In November 1988, the Company acquired, by assignment from Mellon Bank N.A., Industrial Revenue Bonds in an original aggregate principal amount of $2.4 million ($1.5 million at December 31, 1995) which are the obligation of ATEC South, Inc., a wholly-owned subsidiary of APL Corporation, which may be deemed to be an affiliate of the Company. Such bonds are guaranteed by APL Corporation. On June 25, 1993, creditors of APL Corporation filed an involuntary petition for relief under Chapter 7 of the Federal Bankruptcy Code. The proceeding was converted to a voluntary proceeding under Chapter 11 of the Federal Bankruptcy Code on July 27, 1993. On September 2, 1994, ATEC South, Inc. filed for protection under Chapter 11 of the Federal Bankruptcy Code. Subsequently, in 1994, Security Management Corp. acquired APL Corporation. Equal payments of principal and interest on the unpaid balance were to be made monthly until March 1, 1993, with a balloon payment of $1.1 million due on that date. Interest is calculated at 72% of the Mellon Bank N.A. prime rate (adjusted by formula for any change in the corporate federal income tax rate from 1982 to the current year). These bonds are secured by promissory notes which, in turn, are secured by first lien rights on the real property, furniture, fixtures and machinery and equipment of ATEC South, Inc. No payments have been received since May 1992 and the balloon payment is past due. Valuation reserves were previously established for such investment. Interest, including late charges, is due and owing on such bonds and is fully reserved.

    On September 28, 1994, an order was signed by the Clerk of Superior Court of Person County, North Carolina authorizing foreclosure by the Company under the Deed of Trust securing the bonds on real estate owned by ATEC South, Inc. On November 29, 1994, an order was entered by the bankruptcy judge granting a motion to compromise the controversy between APL Corporation and the Company. Pursuant to that order, the bankruptcy trustee and the committee of unsecured creditors agreed to dismiss the Company from litigation pending in the bankruptcy proceedings. APL Corporation and ATEC South, Inc. have agreed to abandon their interest in the North Carolina property, thereby permitting the Company to foreclose upon it and, in return, the Company has agreed to withdraw its claims against APL Corporation and ATEC South, Inc. The Company will determine whether to foreclose upon the property following an assessment of potential environmental liability.

13.   ACQUISITIONS:

On February 3, 1995, Salem Automation Limited acquired Enviroplant International Group, Ltd. ("EIG") for $738,000. EIG is an international specialist in the design and manufacture of customized heating, ventilation, air conditioning and refrigeration systems primarily for the offshore petrochemical industry. This acquisition was accounted for under the purchase method (APB 16), and, accordingly, the consolidated financial statements include the operations of EIG from the date of acquisition. The prior operations of EIG were not material; therefore, pro forma financial statements are not presented.

14.  BUSINESS SEGMENTS:

The Company considers its business to consist primarily of designing, engineering and installing heavy industrial equipment within four segments based upon the markets and industries to which the Company's services and products are sold. These four business segments are (a) metal processing equipment, (b) industrial furnaces, (c) minerals processing equipment and (d) automation controls and systems.


Summary business segment data for 1995, 1994 and 1993 by industry and geographic segments are as follows:

INDUSTRY SEGMENT

                                                                  (Dollars in Thousands)
                            ----------------------------------------------------------------------------------------------
                               Metal                             Minerals      Automation
                            Processing        Industrial        Processing      Controls
                             Equipment         Furnaces          Equipment     and Systems      Corporate     Consolidated
                             ---------        ----------        ----------     -----------      ---------     ------------
1995
----
Gross revenues                $63,920         $37,914           $40,424       $ 9,056           $     -         $151,314
Operating
 income/(loss)                  7,325           1,728             3,000        (3,367)           (5,158)           3,528
Identifiable
  assets                       40,583          14,083            17,245         7,010             7,569           86,490
Capital
  expenditures                    988             492               405           401                19            2,305
Depreciation and
  amortization                    827             218               320           310                50            1,725


1994
----

Gross revenues                $52,202         $23,729           $43,288        $8,827           $   143         $128,189
Operating
 income/(loss)                  4,845             148             3,565           988            (4,590)           4,956
Identifiable
  assets                       35,733           8,035            19,983         6,805            11,998           82,554
Capital
 expenditures                     840             135               336            45                85            1,441
Depreciation and
  amortization                    704             266               340           163                50            1,523


1993
----

Gross revenues                $34,725         $24,197           $36,810       $10,462           $   176         $106,370
Operating
 income/(loss)                  1,976            (246)            1,811         1,775            (4,338)             978
Identifiable
 assets                        27,409           8,673            15,927         7,012            14,461           73,482
Capital
 expenditures                   1,460             145               409           163                18            2,195
Depreciation and
  amortization                    571             233               351           166                48            1,369

GEOGRAPHIC SEGMENTS

                                                    (Dollars in Thousands)
                                ---------------------------------------------------------

                                 United
                                 States       Europe      International      Consolidated
                                 ------       ------      -------------      ------------
1995
----
Gross revenues                  $104,975     $19,428        $26,911           $151,314
Operating income (loss)            6,713      (2,421)          (764)             3,528
Identifiable assets               63,358      17,373          5,759             86,490


1994
----

Gross revenues                  $ 82,590     $16,487        $29,112           $128,189
Operating income                   3,985         271            700              4,956
Identifiable assets               66,850      10,177          5,527             82,554


1993
----

Gross revenues                  $ 68,848     $ 9,829        $27,693           $106,370
Operating income (loss)              430         933           (385)               978
Identifiable assets               58,684       9,469          5,329             73,482


Export sales were approximately $26.8 million, $28.7 million and $27.2 million in 1995, 1994 and 1993, respectively.

In 1995, no single customer accounted for 10% or more of consolidated contract revenues. In 1994, revenues from Consolidated Coal Co. comprised approximately $20.4 million (15.9%) of consolidated contract revenues. In 1993, revenues from Drummond Coal Company comprised approximately $18.8 million (17.7%) of consolidated contract revenues. Customers placing contracts can vary from year to year and thus a major customer in one year would not necessarily be a major customer in the following year.


15.  MANAGEMENT INCENTIVE PLAN:

The Company maintains a Management Incentive Plan ("Plan") for the executive officers of the Company. This Plan was approved by the shareholders at the Annual Meeting held in 1989, and became effective for the Company's fiscal year ended December 31, 1988. Awards aggregating $403,705, $100,000 and $1,320,000 were paid in 1995, 1994 and 1993, respectively, based on earnings in prior years.

Amounts expensed for this Plan in 1995, 1994 and 1993 were $756,000, $403,000 and $298,000, respectively.

16. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS AND SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK:


The estimated fair values of the Company's financial instruments are as follows:


                                                                     (Dollars in Thousands)
                                                     -------------------------------------------------------
                                                               1995                          1994
                                                     ----------------------        ------------------------

                                                     Carrying         Fair          Carrying         Fair
                                                      Amount          Value          Amount          Value
                                                     --------        ------         --------        ------
Cash and cash equivalents                             $18,048       $18,048          $20,524       $20,524
Restricted short-term investments                       4,687         4,687            4,315         4,315

Indebtedness of related parties                            97            97               97            97
Other restricted investments                               18            18              600           600

Long-term debt obligations                              2,298         1,923            2,939         2,355
Capital leases                                            458           398              292           258


The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:


CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The fair value and carrying value of cash and cash equivalents and restricted short-term investments are deemed to be approximately equivalent because of the short maturity of these investments.

INDEBTEDNESS OF RELATED PARTIES

The fair market value of the indebtedness of related parties is based upon the Company's estimate of the net realizable value of the investment.

OTHER RESTRICTED INVESTMENTS

The fair value and carrying value of other restricted investments are deemed to be approximately equivalent as these investments are readily convertible to cash at their carrying value.

LONG-TERM DEBT OBLIGATIONS AND CAPITAL LEASES

The fair value of the Company's debt obligations was computed by discounting expected cash flow at the rates currently offered to the Company for debt of similar remaining maturities, as advised by an independent banker.

The majority of the Company's receivables are from customers in steel-related industries.

17.  UNAUDITED QUARTERLY FINANCIAL DATA:

The following table summarizes the reported results of operations for each quarterly period in 1995 and 1994.


                                                                   Three Months Ended
                                            ------------------------------------------------------------
                                                 (Dollars in Thousands, Except Per Share Amounts)
                                            March 31         June 30       September 30      December 31
                                            --------         -------       ------------      -----------
1995
----

Gross revenues                              $32,067          $37,128          $40,913           $41,206
                                            =======          =======          =======           =======

Gross income                                $ 5,391          $ 6,814          $ 5,988           $ 6,862
                                            =======          =======          =======           =======

Net income                                  $   328          $   565          $   625           $ 1,399
                                            =======          =======          =======           =======

Earnings per common share                   $   .18          $   .30          $   .33           $   .75
                                            =======          =======          =======           =======


1994
----

Gross revenues                              $25,405          $29,546          $34,785           $38,453
                                            =======          =======          =======           =======

Gross income                                $ 4,896          $ 5,332          $ 5,777           $ 6,996
                                            =======          =======          =======           =======

Net income                                  $    84          $   814          $ 1,008           $ 1,742
                                            =======          =======          =======           =======

Earnings per common share                   $   .04          $   .44          $   .54           $   .94
                                            =======          =======          =======           =======

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEMS 10, 11, 12 AND 13.

         Items 10, 11, 12 and 13 will be furnished by amendment hereto on or prior to April 30, 1996, or the Company will otherwise have filed a definitive proxy statement involving the election of directors pursuant to Regulation 14A.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


    (A)  (1) Financial Statements:

         See Index to Financial Statements (Item 8), page 16 of this report.

         (2) Financial Statement Schedules:

         II-Valuation and Qualifying Accounts and Reserves -
         Three years ended December 31, 1995, page 44 of this report.

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3) Exhibits:

         Listed in Index to Exhibits, page 45 of this report.


    (B)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  MARCH 21, 1996                  SALEM CORPORATION


                                        By:  /s/ A. A. FORNATARO
                                             _________________________________
                                             A. A. Fornataro, President and
                                             Chief Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 21st day of March 1996 by the following persons on behalf of the Registrant in the capacities indicated:


    Signature                                              Title
    ---------                                              -----
Principal Executive Officer:

/s/ A. A. FORNATARO
_____________________________________        President, Chief Operating
A. A. Fornataro                                Officer and Director

Principal Financial Officer:


/s/ GEORGE A. DOUGLAS                        Treasurer and Corporate Controller
_____________________________________
George A. Douglas


/s/ BRENDA N. CASTELLANO                     Director
_____________________________________
Brenda N. Castellano


/s/ MELVIN R. COLVIN                         Director
_____________________________________
Melvin R. Colvin


/s/ MILTON DEANER                            Director
_____________________________________
Milton Deaner

/s/ DONALD L. HOYLMAN                                    Director
_______________________________________
Donald L. Hoylman


/s/ MARCO B. LOFFREDO, JR.                               Director
_______________________________________
Marco B. Loffredo, Jr.


/s/ ROBERT D. McBRIDE                                    Director
_______________________________________
Robert D. McBride


/s/ BERNARD D. POSNER                                    Director
_______________________________________
Bernard I. Posner


/s/ MARTIN J. POSNER                                     Director
_______________________________________
Martin J. Posner


/s/ VINCENT J. SCHAFMEISTER, JR.                         Director
_______________________________________
Vincent J. Schafmeister, Jr.


                                                         Director
_______________________________________
Phillip H. Smith


/s/ ALEXANDER STUART                                     Director
_______________________________________
Alexander Stuart


/s/ LEO L. WALLBERG, JR.                                 Director
_______________________________________
Leo L. Wallberg, Jr.

                       SALEM CORPORATION AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                             (DOLLARS IN THOUSANDS)


                                 Balance at    Additions    Deductions  Balance
                                 Beginning    Charged to       from      at End
        Description               of Year      Earnings      Reserves   of Year
---------------------------      ----------   ----------    ----------  -------
Reserves deducted from
  assets to which they apply -
    Allowance for doubtful
      accounts receivable -
        1995                      $235         $113         $91         $257
                                  ====         ====         ===         ====
        1994                      $235         $ 30         $30         $235
                                  ====         ====         ===         ====
        1993                      $312         $ 18         $95         $235
                                  ====         ====         ===         ====

                               INDEX TO EXHIBITS

      The following exhibits to this report are filed herewith or, if marked with an asterisk (*), have been filed previously with the Commission as indicated and are incorporated herein by reference.

        The Registrant will furnish to requesting shareholders a copy of any exhibit(s) listed below upon payment of $10.00 plus $.03 per page to cover the Registrant's expenses in furnishing such exhibit(s). Requests should be addressed to the Assistant Secretary, Salem Corporation, P.O. Box 2222, Pittsburgh, Pennsylvania 15230.

                                                 Prior Filing
                                                 or Page No. in
Exhibit No.         Description                  This Report
-----------         -----------                  -----------------------
   3.1          Articles of Incorporation        Exhibit 3.1 to the 1994 10-K
                (composite)

   3.2          By-Laws                          Exhibit 3.2 to the 1994 10-K

   10.5.1       Salem Corporation Management     Appendix A to Proxy
                Incentive Plan effective for     Statement filed
                fiscal years beginning           September 25, 1989
                January 1, 1988 (*)

   21.1         Subsidiaries of the Registrant   Filed herewith (Exhibit 21.1)
                                                 (Page 46)

   27           Financial Data Schedule          Filed herewith
