Form 10-Q
period 1996-03-31
SALEM CORP
filed 1996-05-15
CIK 86358

                               F O R M   1 0 - Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-3931

                               SALEM CORPORATION
- - -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       Commonwealth of Pennsylvania                           25-0923435
- - --------------------------------------------            -----------------------
       (State or other jurisdiction                         (I.R.S. employer
     of incorporation or organization)                   identification number)


                 P.O. Box 2222, Pittsburgh, Pennsylvania  15230
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

1,864,882 Shares of Common Stock were outstanding at May 1, 1996.

                       SALEM CORPORATION AND SUBSIDIARIES


                                   I N D E X


                                                                                                  PAGE NUMBER
                                                                                                  -----------
PART I.                   FINANCIAL INFORMATION


   Item 1.                Financial Statements

                          Consolidated Statements of Income
                          and Retained Earnings for the
                          three months ended March 31, 1996
                          and 1995 (Unaudited)                                                        3

                          Consolidated Balance Sheets as of
                          March 31, 1996 (Unaudited) and
                          December 31, 1995                                                           4

                          Consolidated Statements of Cash Flows
                          for the three months ended March 31,
                          1996 and 1995 (Unaudited)                                                   5

                          Notes to Consolidated Financial
                          Statements for the three months
                          ended March 31, 1996 (Unaudited)                                            6-7

                          Review by Independent Public Accountants                                    8

                          Review Report of Independent
                          Public Accountants                                                          9

   Item 2.                Management's Discussion and Analysis
                          of Financial Condition and Results of
                          Operations                                                                  10-11


PART II.                  OTHER INFORMATION


   Item 1.                Legal Proceedings                                                           12

   Item 6.                Exhibits and Reports on Form 8-K                                            13

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                       SALEM CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (NOTE 1)
                                  (UNAUDITED)


                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                           ---------------------------
                                                                                             1996                1995
                                                                                           -------             -------
                                                                                               (In Thousands Except
                                                                                                Per Share Amounts)
Gross revenues                                                                             $29,496             $31,856
Cost of revenues                                                                            23,752              26,332
                                                                                           -------             -------
         Gross income                                                                        5,744               5,524

Unusual charges                                                                                 44                 808
Selling, general & administrative expenses                                                   4,613               4,367
                                                                                           -------             -------
         Operating income                                                                    1,087                 349
                                                                                           -------             -------

Other income (expense):
         Interest income                                                                       311                 346
         Interest expense                                                                      (76)                (66)
         Other income (expense), net                                                           115                  60
         (Loss) gain on foreign exchange                                                      (178)                 80
                                                                                           -------             -------

         Total other income                                                                    172                 420
                                                                                           -------             -------

         Income from continuing operations before
           minority interest and income taxes                                                1,259                 769

Minority interest                                                                               39                   2

Provision for income taxes                                                                    (550)               (302)
                                                                                           -------             -------
Income from continuing operations                                                              748                 469
Loss from discontinued operations                                                              (47)               (141)
                                                                                           -------             -------

         Net income                                                                            701                 328

         Retained earnings, beginning of period                                             31,753              29,677
         Cash dividends declared                                                                 -                (187)
                                                                                           -------             -------
         Retained earnings, end of period                                                  $32,454             $29,818
                                                                                           =======             =======

         Net income per common share:
            Income from continuing operations                                                $ .40               $ .25
            Loss from discontinued operations                                                 (.02)               (.07)
                                                                                           -------             -------
                                                                                             $ .38               $ .18
                                                                                           =======             =======


See accompanying notes to consolidated financial statements.

                       SALEM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (NOTE 1)

                                                                                                          (IN THOUSANDS)
                                                                                                     MARCH 31,       DECEMBER 31,
                                                                                                        1996             1995
                                                                                                     ---------       ------------
                                                                                                    (Unaudited)
         A S S E T S
         -----------
CURRENT ASSETS:
  Cash and cash equivalents (including
         restricted cash of $6,144 and $5,998)                                                        $17,263          $18,048
  Restricted short-term investments                                                                     4,770            4,687
  Receivables                                                                                          18,633           23,890
  Indebtedness of related parties, current                                                                 97               97
  Contracts-in-progress                                                                                 7,879            8,756
  Inventories                                                                                           6,527            6,018
  Income tax benefit                                                                                    2,898            3,078
  Prepaid expenses                                                                                      2,040            2,270
  Investments in and advances to discontinued operations                                                    -              904
                                                                                                      -------          -------
         Total current assets                                                                          60,107           67,748
                                                                                                      -------          -------

PROPERTY, PLANT AND EQUIPMENT, at cost                                                                 26,474           25,445
  Less- Accumulated depreciation                                                                       16,332           16,036
                                                                                                      -------          -------
         Net property, plant and equipment                                                             10,142            9,409

OTHER ASSETS:
  Investments in affiliated companies (at equity)                                                       2,089            2,098
  Income tax benefit                                                                                    2,976            2,817
  Other assets                                                                                          3,702            3,749
                                                                                                      -------          -------
         Total assets                                                                                 $79,016          $85,821
                                                                                                      =======          =======

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
  Dividends payable                                                                                   $     -           $  280
  Current maturities of long-term debt                                                                    801              680
  Accounts payable (including outstanding
         checks of $1,315 and $1,703)                                                                  12,247           18,288
  Advance billings on contracts                                                                         8,107            8,720
  Accrued income taxes                                                                                    282            1,389
  Accrued payroll and employee benefits                                                                 4,508            4,811
  Accrued loss reserve                                                                                  2,396            2,347
  Other accrued liabilities                                                                             1,181            1,162
  Reserves for warranty expense                                                                         3,617            3,689
  Net current liabilities of discontinued operations                                                      926                -
                                                                                                      -------          -------
         Total current liabilities                                                                     34,065           41,366

LONG-TERM DEBT                                                                                          1,652            1,683
OTHER NONCURRENT LIABILITIES                                                                            3,207            3,285
MINORITY INTEREST                                                                                         492              531

SHAREHOLDERS' EQUITY
  Preferred stock, par $25.00, authorized 112,485
         shares, issued 0 shares                                                                            -                -
  Common stock, par $.50, authorized 15,000,000
         shares, issued 2,690,324 shares                                                                1,345            1,345
  Paid-in surplus                                                                                       9,301            9,301
  Pension adjustment                                                                                       (1)              (1)
  Retained earnings                                                                                    32,454           31,753
  Cumulative translation adjustment                                                                      (302)            (245)
  Treasury stock, at cost (825,442 shares)                                                             (3,197)          (3,197)
                                                                                                      -------          -------
         Total shareholders' equity                                                                    39,600           38,956
                                                                                                      -------          -------
         Total liabilities and shareholders'
            equity                                                                                    $79,016          $85,821
                                                                                                      =======          =======


See accompanying notes to consolidated financial statements.

                       SALEM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                                    FOR THE THREE MONTHS
                                                                                                       ENDED MARCH 31,
                                                                                                 --------------------------
                                                                                                   1996               1995
                                                                                                 -------            -------
                                                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

         Income from continuing operations                                                       $   748            $   469

Adjustments for noncash items-
  Depreciation and amortization                                                                      430                412
  Deferred income taxes                                                                               21               (121)
  Other noncurrent liabilities                                                                       (78)                68
  Allowance for doubtful accounts                                                                    (13)                10
  Equity of affiliates, net                                                                          (58)                24
  Reserves for warranty expense                                                                      (72)                16
  Cumulative translation adjustments                                                                  67                (53)
         Loss from discontinued operations                                                           (47)              (141)
Changes in certain assets and liabilities,
    net of effects from acquired business
  Receivables                                                                                      5,116              5,788
  Contracts-in-progress, net                                                                         251             (1,505)
  Inventories                                                                                       (510)               118
  Prepaid expenses                                                                                   226                 89
  Accounts payable                                                                                (5,874)            (2,196)
  Accrued income taxes                                                                            (1,137)              (811)
  Accrued liabilities                                                                               (225)               942
  Minority Interest                                                                                  (39)                (2)
  Investments in/advances to discontinued operations                                                 889                  -
  Net assets/liabilities of discontinued operations                                                  926               (669)
                                                                                                 -------            -------
         Net cash flows from operating activities                                                $   621            $ 2,438
                                                                                                 -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Short-term investments                                                                         $   (83)           $  (300)
  Acquisition of Enviroplant International
         Group Limited                                                                                 -               (738)
  Purchases of property, plant, & equipment, net                                                  (1,169)              (119)
                                                                                                 -------            -------
         Net cash flows used for
            investing activities                                                                 $(1,252)           $(1,157)
                                                                                                 -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                                 $  (280)           $  (187)
  Proceeds (payments) under financing arrangements                                                   167               (215)
  Proceeds from debt                                                                                  91                  -
  Payments on debt                                                                                   (57)               (69)
                                                                                                 -------            -------
         Net cash flows used for
            financing activities                                                                 $   (79)           $  (471)
                                                                                                 -------            -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                          $   (75)           $    84
                                                                                                 -------            -------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                               $  (785)           $   894

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  18,048             20,524
                                                                                                 -------            -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $17,263            $21,418
                                                                                                 =======            =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                                  $   113            $    17
  Income taxes paid, net                                                                           1,668                823

See accompanying notes to consolidated financial statements.

                               SALEM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

         The financial information included herein has been prepared by Salem Corporation (the "Company"), without audit, for filing with the Securities and Exchange Commission pursuant to the rules and regulations of said Commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects all adjustments, consisting of normal recurring adjustments, which in the opinion of the Company are necessary for a fair statement of the results for the periods indicated. This financial information should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         Comparative consolidated financial statements have been restated where necessary to conform with the current year's presentation.

2.       NONRECURRING CHARGES

         In the first quarter of 1996, the Company recorded nonrecurring legal and consulting charges totaling $44,000 resulting from efforts to maximize shareholder value, including the possible sale of the Company. In the first quarter of 1995, the Company recorded nonrecurring charges of $808,000 including $658,000 related to the possible sale of the Company and $150,000 as the result of an SEC investigation.

3.       INCOME TAXES

         The Company's effective income tax rate for the three months ended March 31, 1996 was 43.7%. This rate differed from combined federal and state statutory rates due to losses sustained at the Company's Bermuda insurance company for which no tax benefit is recorded and, to a lesser extent, losses sustained by United Kingdom subsidiaries which are tax affected at only 35%. The Company's effective income tax rate for the three months ended March 31, 1995 was 39.3%. This rate was not significantly different from a combined federal and state statutory rate.

4.       DISCONTINUED OPERATIONS

         In April 1996, Enviroplant International Group Limited, a wholly owned subsidiary of Salem Automation Limited which is a United Kingdom subsidiary of the Company, ceased trading and began voluntary liquidation proceedings. As a result of Enviroplant's liquidation, the Company has deconsolidated

Enviroplant's operations in the accompanying financial statements reflecting such operations as discontinued operations. The estimated amount required to satisfy liabilities related to Enviroplant and to complete the liquidation process is reflected as a net liability of discontinued operations in the accompanying balance sheets.

5.       POSSIBLE CHANGE IN CONTROL

         On April 11, 1996, the Company announced that the Board of Directors was not prepared to recommend to the Company's shareholders the offer made by Mr. Victor Posner on April 3, 1996 to acquire the entire equity ownership of the Company in a transaction in which shareholders would be paid $20 per share. Because the offer made by Mr. Posner was deemed by the Board to be a serious offer, Mr. Posner was invited to commence any necessary due diligence and has signed a confidentiality agreement. The Board also requested that Mr. Posner refine certain terms of his merger proposal to assure that a fair and open bidding process for the Company's stock will be permitted to occur.

         On May 9, 1996, the Company received an offer from a senior management group lead by A.A. Fornataro, the Company's President and Chief Operating Officer and Donald L. Hoylman, its Group Vice President, to acquire all of the Company's stock for $22 per share through a merger. The offer was subject to obtaining financing upon satisfactory terms and conditions and was accompanied by a letter from NatCity Investments, Inc., financial advisors to the management group, expressing confidence that financing can be arranged within 30 days. The management offer is to remain open for a period of 30 days after the financing contingency is removed. The Board of Directors is studying the terms of management's offer and will respond as promptly as possible after concluding its study.

         Although the Company has ceased the active solicitation of offers to acquire the Company, it is continuing to engage in discussions with other parties who have expressed an interest in the Company.

6.       INCOME PER COMMON SHARE

         Per share amounts have been computed using the weighted average number of common shares outstanding during the period (1,864,882 in 1996 and 1995).

                    REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS


         The consolidated financial statements for the three month period ended March 31, 1996 have been reviewed prior to filing, by the Company's independent public accountants, Arthur Andersen LLP, whose report covering their review of the financial statements is presented on Page 9.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and
Shareholders of Salem Corporation:

We have reviewed the accompanying consolidated balance sheet of Salem Corporation (a Pennsylvania corporation) as of March 31, 1996, and the related consolidated statement of income, retained earnings and cash flows for the three-month period ended March 31, 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Salem Corporation as of December 31, 1995, and, in our report dated March 5, 1996, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Pittsburgh, Pennsylvania,
   April 24, 1996

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


FIRST QUARTER OF 1996 COMPARED TO FIRST QUARTER OF 1995

         Gross revenues of $29.5 million in the current quarter decreased 7.5% from the $31.9 million in the first quarter of 1995. This decrease is primarily attributable to lower volume in the Company's mineral processing equipment segment resulting from lower levels of orders due to market conditions. Despite this decline in gross revenues, gross income in the current quarter increased to $5.7 million or 3.6% from the $5.5 million gross income in 1995. Gross income as a percent of revenues was 19.5% in the first quarter of 1996 as compared to 17.3% in the comparable quarter of 1995. This increase can be attributed to improved profitability on sales at virtually all of the Company's subsidiaries.

         Operating income of $1.1 million in the first quarter of 1996 is significantly greater than the $349,000 in the first quarter of 1995, due to the significant reduction of nonrecurring charges related to the possible sale of the Company of $44,000 in the current quarter as opposed to $808,000 in the first quarter of the prior year of which $658,000 was related to the possible sale of the Company and $150,000 related to an SEC investigation. This increase in operating income is also attributable to the achievement of a breakeven operating position in 1996 as opposed to a $600,000 loss in 1995 at the Company's Salem Automation Limited subsidiary in the United Kingdom. The Company announced in April that its United Kingdom subsidiary Enviroplant International Group Limited has commenced liquidation proceedings. It is anticipated, based on advice from counsel, that the liquidation of Enviroplant will not result in any further significant losses or liability to Salem Corporation beyond that recorded in 1995.

         Interest income decreased to $311,000 in the current quarter from $346,000 in 1995. This decrease is primarily attributable to a decrease in investable funds.

         The provision for income taxes was approximately $550,000 in the first quarter of 1996 as compared to $302,000 in the first quarter of 1995. This increase in income taxes is due primarily to the increased level of pre-tax U.S. income.

         The Company's backlog at March 31, 1996 was $70.7 million compared to $86.8 million at March 31, 1995 and $73.9 million at December 31, 1995.

FINANCIAL CONDITION AND LIQUIDITY

         Cash and cash equivalents of approximately $17.3 million at March 31, 1996 decreased from the $18.0 million at December 31, 1995. This decrease reflects the generation of $600,000 cash from operations and was offset by the use of $1.3 million cash for investing activities. Such funds were used primarily for the purchase of equipment in the Company's metal processing equipment segment.

         The Company has two separate bonding facilities, each for the issuance of up to $10 million of surety bonds. In connection with such facilities, the Company has obtained $2.5 million of standby letters of credit in favor of the issuers of such bonds. The standby letters of credit are fully collateralized by certificates of deposit. At March 31, 1996, approximately $7.6 million of such facilities were currently utilized.

         In addition, the Company, in April 1996, has entered into an agreement with a bank which provides, for the Company's domestic operations, a $10 million line of credit, a $5 million term loan and a $3 million lease line.

         The Company's United Kingdom subsidiaries have two separate credit facilities at one major bank: a facility for the issuance of bank guarantees up to $2.8 million and an overdraft and loan facility of up to $1.5 million.
At May 1, 1996, $2.3 million of the bank guarantee facility and $1.4 million of the overdraft and loan facility were utilized.

         The Company believes that cash flows from operations and existing cash assets will be sufficient to enable it to meet near-term cash requirements.
The Company's ability to meet its long-term cash requirements is dependent upon its credit line and its ability to attain and sustain sufficient cash flows from operations.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On or about April 9, 1996, a derivative action was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida by Harry Lewis, individually and on behalf of others similarly situated, against Victor Posner. The Company is named as a nominal defendant in this action. The complaint alleges, among other things, that Mr. Posner has breached his fiduciary duties by failing to offer an adequate price for the Company's stock and by causing the Company to waste its corporate assets. The complaint seeks an injunction against the consummation of Mr. Posner's offer, damages and attorneys' and experts' fees.

         A class action was filed in the Court of Common Pleas of Allegheny County, Pennsylvania on or about May 3, 1996 by Cranston Capital Partners against the Company's directors. The plaintiff seeks an injunction against the consummation of Victor Posner's offer to acquire the Company's outstanding stock for $20 per share, damages and attorneys' fees. The complaint alleges that the Company's directors have engaged in or aided and abetted a fraudulent plan or scheme to assure that Victor Posner can wrongfully acquire the Company for inadequate consideration. The complaint further alleges that the Company's directors have breached their fiduciary duties in not exercising independent business judgment and acting to the detriment of the plaintiff and others similarly situated in order to benefit themselves and/or their colleagues. It is also alleged that the Company's directors failed to comply with their fiduciary duty of candor by omitting material information concerning Mr. Posner's offer and other offers to acquire the Company from the Company's proxy statement issued in connection with the Annual Meeting of Shareholders held May 9, 1996. The complaint was filed prior to the receipt on May 9, 1996 of management's offer to acquire the Company's stock for $22 per share.

         The Company is engaged in ordinary litigation incidental to its business. The Company does not believe that this litigation will have a material adverse effect upon its financial condition.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)       Nonqualified Deferred Compensation Plan filed herewith as
                   Exhibit 10.1.

         (b) No reports on Form 8-K have been filed by the Registrant during the quarter for which this report is filed.

         (c)       Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  MAY 15, 1996                                    SALEM CORPORATION
                                                -------------------------------
                                                         (Registrant)


                                            BY: /S/ A. A. FORNATARO
                                                -------------------------------
                                                A. A. Fornataro
                                                President and Chief
                                                Operating Officer


                                            BY: /S/ GEORGE A. DOUGLAS
                                                -------------------------------
                                                George A. Douglas
                                                Treasurer and Corporate
                                                Controller