Form 10-Q
period 1996-06-30
SALEM CORP
filed 1996-08-13
CIK 86358

                               F O R M   1 0 - Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter ended June 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-3931

                              SALEM CORPORATION
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       COMMONWEALTH OF PENNSYLVANIA                                             25-0923435
       ----------------------------                              --------------------------------------
       (State or other jurisdiction                              (I.R.S. employer identification number)
     of incorporation or organization)


                 P.O. Box 2222, Pittsburgh, Pennsylvania  15230
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

YES   X     NO _____

1,864,871 Shares of Common Stock were outstanding at July 25, 1996.

                       SALEM CORPORATION AND SUBSIDIARIES


                                   I N D E X


                                                                     PAGE NUMBER


PART I.              FINANCIAL INFORMATION


       Item 1.       Financial Statements

                     Consolidated Statements of Income
                     And Retained Earnings for the
                     three months and six months ended
                     June 30, 1996 and 1995 (Unaudited)                  3

                     Consolidated Balance Sheets as of
                     June 30, 1996 (Unaudited) and
                     December 31, 1995                                   4

                     Consolidated Statements of Cash Flows
                     for the six months ended June 30,
                     1996 and 1995 (Unaudited)                           5

                     Notes to Consolidated Financial
                     Statements for the six months
                     ended June 30, 1996 (Unaudited)                   6-7

                     Review by Independent Public Accountants            8

                     Review Report of Independent
                     Public Accountants                                  9


       Item 2.       Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                      10-12


PART II.             OTHER INFORMATION


       Item 1.       Legal Proceedings                                  13

       Item 4.       Submission of Matters to a Vote
                     of Security Holders                                14

       Item 6.       Exhibits and Reports on Form 8-K                   15

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                       SALEM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME AND
                           RETAINED EARNINGS (NOTE 1)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                            ---------------------           ------------------------
                                                              1996         1995               1996             1995
                                                            --------     --------           --------         --------
                                                                     (In Thousands Except Per Share Amounts)
Gross revenues                                              $31,211        $36,276           $60,707          $68,132
Cost of revenues                                             25,469         29,516            49,221           55,848
                                                            -------        -------           -------          -------
   Gross income                                               5,742          6,760            11,486           12,284

Selling, general and
 administrative expenses                                      4,875          5,476             9,488            9,843
Nonrecurring charges                                            259            504               303            1,312
                                                            -------        -------           -------          -------

   Operating income                                             608            780             1,695            1,129
                                                            -------        -------           -------          -------

Other income (expense):
   Interest income                                              315            268               626              614
   Interest expense                                             (75)           (72)             (151)            (138)
   Equity in earnings of affiliates                             117            176               174              152
   Other, net                                                   135             51                15              215
                                                            -------        -------           -------          -------

   Total other income                                           492            423               664              843
                                                            -------        -------           -------          -------

Income from continuing operations
 before minority interest
  and income taxes                                            1,100          1,203             2,359            1,972

Minority interest                                                19             25                58               27

Provision for income taxes                                     (461)          (580)           (1,011)            (882)
                                                            -------        -------           -------          -------
Income from continuing operations                               658            648             1,406            1,117
Gain (loss) from discontinued
 operations                                                     289            (83)              242             (224)
Extraordinary credit                                             20              -                20                -
                                                            -------        -------           -------          -------
   Net income                                                   967            565             1,668              893

   Retained earnings,
     beginning of period                                     32,454         29,818            31,753           29,677

   Cash dividends                                              (559)          (187)             (559)            (374)
                                                            -------        -------           -------          -------

   Retained earnings,
     end of period                                          $32,862        $30,196           $32,862          $30,196
                                                            =======        =======           =======          =======

   Net income per common share:
      Income from continuing
       operations                                              $.36           $.34              $.75             $.60
      Gain (loss) from
       discontinued operations                                  .15           (.04)              .13             (.12)
      Extraordinary credit                                      .01             -                .01               -
                                                               ----           ----              ----             ----
   Net income                                                  $.52           $.30              $.89             $.48
                                                               ====           ====              ====             ====

See accompanying notes to consolidated financial statements.

                       SALEM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (NOTE 1)

                                                                                                            (IN THOUSANDS)
                                                                                                     JUNE 30,         DECEMBER 31,
                                                                                                       1996               1995
                                                                                                     --------         ---------
                                                                                                            (Unaudited)
         A S S E T S
         -----------
CURRENT ASSETS:
  Cash and cash equivalents (including
         restricted cash of $5,497 and $5,998)                                                        $18,363          $18,048
  Restricted short-term investments                                                                     4,118            4,687
  Receivables                                                                                          23,674           23,890
  Indebtedness of related parties, current                                                                 97               97
  Contracts-in-progress                                                                                 5,374            8,756
  Inventories                                                                                           6,910            6,018
  Income tax benefit                                                                                    3,613            3,078
  Prepaid expenses                                                                                      2,220            2,270
  Investments in and advances to discontinued operations                                                    -              904
                                                                                                      -------          -------
         Total current assets                                                                          64,369           67,748
                                                                                                      -------          -------

PROPERTY, PLANT AND EQUIPMENT, at cost                                                                 27,004           25,445
  Less- Accumulated depreciation                                                                       16,653           16,036
                                                                                                      -------          -------
         Net property, plant and equipment                                                             10,351            9,409

OTHER ASSETS:
  Investments in affiliated companies (at equity)                                                       2,110            2,098
  Income tax benefit                                                                                    3,261            2,817
  Other assets                                                                                          3,656            3,749
                                                                                                      -------          -------
         Total assets                                                                                 $83,747          $85,821
                                                                                                      =======          =======

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES:
  Dividends payable                                                                                   $   280          $   280
  Current maturities of long-term debt                                                                    642              680
  Accounts payable (including outstanding
         checks of $1,552 and $1,703)                                                                  13,994           18,288
  Advance billings on contracts                                                                        11,394            8,720
  Accrued income taxes                                                                                    693            1,389
  Accrued payroll and employee benefits                                                                 4,451            4,811
  Accrued loss reserve                                                                                  2,373            2,347
  Other accrued liabilities                                                                             1,144            1,162
  Reserves for warranty expense                                                                         3,487            3,689
  Net current liabilities of discontinued operations                                                      423                -
                                                                                                      -------          -------
         Total current liabilities                                                                     38,881           41,366

LONG-TERM DEBT                                                                                          1,197            1,683
OTHER NONCURRENT LIABILITIES                                                                            3,269            3,285
MINORITY INTEREST                                                                                         473              531

SHAREHOLDERS' EQUITY
  Preferred stock, par $25.00, authorized 112,485
         shares, issued 0 shares                                                                            -                -
  Common stock, par $.50, authorized 15,000,000
         shares, issued 2,690,313 shares                                                                1,345            1,345
  Paid-in surplus                                                                                       9,301            9,301
  Pension adjustment                                                                                       (1)              (1)
  Retained earnings                                                                                    32,862           31,753
  Cumulative translation adjustment                                                                      (383)            (245)
  Treasury stock, at cost (825,442 shares)                                                             (3,197)          (3,197)
                                                                                                      -------          -------
         Total shareholders' equity                                                                    39,927           38,956
                                                                                                      -------          -------
         Total liabilities and shareholders'
            equity                                                                                    $83,747          $85,821
                                                                                                      =======          =======


See accompanying notes to consolidated financial statements.

                       SALEM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                                       (IN THOUSANDS)
                                                                                                     FOR THE SIX MONTHS
                                                                                                        ENDED JUNE 30,
                                                                                                  ------------------------
                                                                                                    1996            1995
                                                                                                  --------        --------
                                                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Income from continuing operations                                                        $ 1,406          $ 1,117
         Extraordinary credit                                                                          20                -
                                                                                                  -------          -------
         Income from continuing operations                                                          1,426            1,117

Adjustments for noncash items-
  Depreciation and amortization                                                                       813              786
  Deferred income taxes                                                                              (979)             (86)
  Other noncurrent liabilities                                                                        (16)              86
  Allowance for doubtful accounts                                                                     (12)             (25)
  Equity of affiliates, net                                                                          (174)            (152)
  Reserves for warranty expense                                                                      (202)             270
  Cumulative translation adjustments                                                                  114             (415)
         Gain/(loss) from discontinued operations                                                     242             (224)
Changes in certain assets and liabilities-
  Receivables                                                                                         219               69
  Contracts-in-progress, net                                                                        6,055           (1,519)
  Inventories                                                                                        (892)             231
  Prepaid expenses                                                                                     50              376
  Accounts payable                                                                                 (4,272)            (371)
  Accrued income taxes                                                                               (726)            (996)
  Accrued liabilities                                                                                (352)             944
  Minority interest                                                                                   (58)             (27)
  Net liabilities of discontinued operations                                                        1,327           (1,024)
                                                                                                  -------          -------
         Net cash flows provided by (used for)
           from operating activities                                                              $ 2,563          $  (960)
                                                                                                  -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Short-term investments                                                                          $   569          $   554
  Restricted investments                                                                                -              100
  Purchases of property, plant, & equipment, net                                                   (1,626)            (614)
  Dividends received from equity affiliates                                                            48              245
  Investment in affiliated companies                                                                    -             (738)
                                                                                                  -------          -------
         Net cash flows (used for)
          investing activities                                                                    $(1,009)         $  (453)
                                                                                                  -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                                  $  (559)         $  (374)
  Principal payments under financing arrangements                                                       -              (69)
  Proceeds from debt                                                                                   91              296
  Payments on debt                                                                                   (706)              (6)
                                                                                                  -------          -------
         Net cash flows (used for)
          financing activities                                                                    $(1,174)         $  (153)
                                                                                                  -------          -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                           $   (65)         $   439
                                                                                                  -------          -------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       $   315          $(1,127)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   18,048           20,524
                                                                                                  -------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $18,363          $19,397
                                                                                                  =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                                   $   168          $   166
  Income taxes paid, net                                                                            2,709            1,594

See accompanying notes to consolidated financial statements.

                               SALEM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)


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

2.       NONRECURRING CHARGES

         In the second quarter of 1996, the Company recorded $259,000 of additional nonrecurring charges primarily the result of legal and consulting fees resulting from efforts related to the sale of the Company. For the six months ended June 30, 1996 these nonrecurring charges amounted to $303,000 as compared to $1.3 million for the six months ended June 30, 1995 of which $1,150,000 related to the possible sale of the Company and $150,000 related to an SEC investigation.

3.       INCOME TAXES

         The Company's effective income tax rates for the three and six months
ended June 30, 1996 were 41.9% and 42.9%, respectively.    These rates exceed a
combined federal and state rate of 40% due to losses at Essex Insurance Co., the Company's 65% owned Bermuda insurance company which are not tax effected. The extraordinary credit of $20,000 recorded in the current quarter represents utilization of a net operating loss carryforward in Mexico. The Company's effective income tax rate for the three and six months ended June 30, 1995 were 48.2% and 44.7%, respectively. Tax benefits for losses incurred by the Company's United Kingdom subsidiaries were recorded at a rate below a combined federal and state rate and resulted in the above effective income tax rates.

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


5.       POSSIBLE CHANGE IN CONTROL

         On June 28, 1996, the Company announced that Salem Group, Inc., a Delaware corporation (the "Parent"), and SC Acquisition Corporation, a Pennsylvania corporation and wholly-owned subsidiary of the Parent (the "Subsidiary"), entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of the Subsidiary with and into the Company, with the Company as the surviving corporation. Following the approval and adoption of the Merger Agreement by the affirmative vote of a majority of the votes cast by all holders of the Company's outstanding shares of Common Stock, and satisfaction or waiver of all other conditions precedent, the Subsidiary will merge with the Company and each share of Common Stock (other than common stock held by shareholders who have exercised and perfected their rights as dissenting shareholders under Pennsylvania law) will be converted automatically into the right to receive $25.00 in cash per share.

         As previously reported, the 917,633 shares owned by Victor Posner, which constitute 49.2% of the outstanding Common Stock, have been deposited in a voting trust pursuant to court order. The court has further ordered that such Common Stock is to be voted by the trustee on any merger proposal in proportion to the votes cast by all of the Company's other shareholders.


6.       INCOME PER SHARE

         Per share amounts have been computed using the weighted average number of common shares outstanding during the period (1,864,871 in 1996 and 1995).

                    REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS


         The consolidated financial statements for the six month period ended June 30, 1996 has been reviewed prior to filing, by the Company's independent public accountants, Arthur Andersen LLP, whose report covering their review of the financial statements is presented on Page 9.

                              ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and
Shareholders of Salem Corporation:

We have reviewed the accompanying consolidated balance sheet of Salem Corporation (a Pennsylvania corporation) as of June 30, 1996, and the related consolidated statement of income and retained earnings for the three-month and six-month period ended June 30, 1996, and the consolidated statement of cash flows for the six-month period ended June 30, 1996. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Salem Corporation as of December 31, 1995, and, in our report dated March 5, 1996, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                                             ARTHUR ANDERSEN LLP


Pittsburgh, Pennsylvania,
   July 19, 1996

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


OVERVIEW

         The Company's net income for the three and six months ended June 30, 1996 was significantly greater than the prior periods primarily due to a decrease in nonrecurring charges and a reduction in reserves for discontinued operations.

         The Company's nonrecurring charges were $259,000 and $303,000 for the three and six months ended June 30, 1996, respectively as compared to $504,000 and $1.3 million for the comparable period in 1995, respectively. These nonrecurring charges were comprised principally of investment banking, legal and other consulting fees incurred in connection with the possible sale of the Company.


SECOND QUARTER OF 1996 COMPARED TO SECOND QUARTER OF 1995

         Gross revenues of $31.2 million in the current quarter decreased $5.1 million or 14.0% from the gross revenues of $36.3 million during the comparable quarter of 1995. This decrease is primarily attributable to a decline in operating levels of the Company's domestic furnaces and strip processing subsidiaries resulting from a lower level of backlog entering 1996. Gross income as a percentage of gross revenues was 18.4% for the second quarter of 1996 as compared to 18.6% for the same period of 1995.

         In the second quarter of 1996, the Company recorded nonrecurring charges of $259,000 for legal and consulting fees resulting from efforts related to the sale the Company. This compares to $504,000 for similar costs in the second quarter of 1995.

         Selling, general and administrative expenses of $4.9 million for the second quarter of 1996 were approximately $600,000 less than those in the comparable quarter of 1995. This decrease reflects an adjustment of approximately $400,000 in incentive compensation for unpaid amounts returned to income.

         The provision for income taxes was approximately $461,000 in the second quarter of 1996 as compared to $580,000 in the second quarter of 1995. This decrease in income taxes is primarily due the fact that tax benefits for losses incurred by the Company's United Kingdom subsidiaries were recorded at a rate below the combined federal and state rate.

         A gain from discontinued operations amounting to $289,000 was recorded in the second quarter of 1996 as compared to a loss of $83,000 for the same period last year. This gain reflects the reversal in 1996 of amounts reserved in 1995 for the discontinued operations.


SIX MONTHS 1996 COMPARED TO SIX MONTHS 1995

         Gross revenues of $60.7 million for the first six months of 1996 were $7.4 million or 10.9% less than the $68.1 million for the same period of 1995. This decrease is primarily attributable to decreased operating levels in the Company's domestic operations as a result of a lower backlog entering 1996 as compared to 1995. Gross income as a percentage of gross revenues increased to 18.9% for the first six months of 1996 as compared to 18.0% for the same period of a year ago. This 5% increase in profitability can be attributed to improved performance on contracts and a favorable product mix in 1996 as compared to the prior period.

         During the first six months of 1996, the Company recorded nonrecurring legal and consulting fees totaling $303,000 resulting from efforts to sell the Company as compared to $1.3 million in the prior period.

         Other income of $664,000 for the first six months of 1996 declined from the $843,000 for the same period last year. This decrease is primarily the result of a loss on foreign exchange at the Company's United Kingdom subsidiaries.

         The provision for income taxes was approximately $1.0 million for the first six months of 1996 as compared to $882,000 last year. This is a result of the increase in pre-tax income.

         A gain from discontinued operations amounting to $242,000 was recorded in the first six months of 1996 as compared to a loss of $224,000 for the same period last year. This gain reflects the reversal in 1996 of amounts reserved in 1995 for discontinued operations.

         The Company's backlog at June 30, 1996 was $92.8 million compared to $85.9 million at June 30, 1995 and $75.9 million at December 31, 1995.

FINANCIAL CONDITION AND LIQUIDITY

         Cash and cash equivalents of approximately $18.4 million at June 30, 1996 increased slightly from the $18.0 million at December 31, 1995. This increase was primarily the result of $2.4 million cash provided by operations, offset in part by cash used for investing and financing activities.

         The Company has two separate facilities, each for the issuance of up to $10 million of surety bonds. These facilities are collateralized with $2.5 million of standby letters of credit of which $500,000 is collateralized with a certificate of deposit. At June 30, 1996, approximately $11.7 million of such surety facilities were utilized.

         In April 1996, the Company entered into an agreement with a bank that provides the Company's domestic operations with a $10.0 million line of credit, a $5.0 million term loan and a $3.0 million lease line. At July 31, 1996, $2.3 million of the line of credit and none of the term loan or lease line were utilized.

         The Company's United Kingdom subsidiaries have two separate credit facilities with a major bank: a facility for the issuance of bank guarantees up to $2.3 million and an overdraft and loan facility of up to $2.0 million. At July 31, 1996, $1.3 million of the bank guarantee facility and $1.4 million of the overdraft and loan facility were utilized.

         The Company believes that cash flows from operations and existing cash assets will be sufficient to enable it to meet near-term cash requirements.
The Company's ability to meet its long-term cash requirements is dependent upon its credit line and its ability to attain and sustain sufficient cash flows from operations.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


         On or about April 9, 1996, a derivative action was filed in the Circuit Court of the 11th Judicial Circuit in, and for, Dade County, Florida by Harry Lewis, individually and on behalf of others similarly situated, against Victor Posner. The Company is named as a nominal defendant in this action.
The complaint alleges, among other things, that Mr. Posner has breached his fiduciary duties by failing to offer an adequate price for the Company's stock and by causing the Company to waste its corporate assets. The complaint seeks an injunction against the consummation of Mr. Posner's offer, damages and attorneys' and experts' fees.

         On or about May 3, 1996, a class action was filed in the Court of Common Pleas of Allegheny County, Pennsylvania by Crandon Capital Partners against the Company's directors. The plaintiff seeks an injunction against the consummation of Victor Posner's offer to acquire the Company's outstanding stock for $20.00 per share plus damages and attorneys' fees. The complaint alleges that the Company's directors have engaged in, or aided and abetted, a fraudulent plan or scheme to assure that Victor Posner can wrongfully acquire the Company for inadequate consideration. The complaint further alleges that the Company's directors have breached their fiduciary duties in not exercising independent business judgment and acting to the detriment of the plaintiff and others similarly situated in order to benefit themselves and/or their colleagues. It is also alleged that the Company's directors failed to comply with their fiduciary duty of candor by omitting material information from the Company's proxy statement issued in connection with the Annual Meeting of Shareholders held May 9, 1996 concerning Mr. Posner's offer and other offers to acquire the Company.

         Both of the above-described actions were filed prior to Mr. Posner's submission on May 16, 1996 of an offer to acquire the Company's stock for $22.00 per share and the subsequent withdrawal by Mr. Posner of that offer on May 23, 1996. On June 28, 1996, the Company announced its entry into a definitive Agreement and Plan of Merger with Salem Group, Inc. and SC Acquisition Corporation, affiliates of Three Cities Research, Inc., pursuant to which all of the Company's outstanding stock will be acquired for $25.00 per share if the merger contemplated therein becomes effective. Although the Company's counsel believes both of the legal actions are now moot, neither has been dismissed.

         The Company is also engaged in other ordinary litigation incidental to its business. The Company does not believe that this litigation will have a material adverse effect upon its financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         An Annual Meeting of Shareholders of the Company was held on May 9, 1996. At such meeting, the shareholders of the Company elected four directors to serve until the annual meeting of shareholders in 1999. The directors elected and the results of voting were as follows:

                                                                                               BROKER
            DIRECTOR                                FOR                   WITHHELD            NON VOTES
            --------                                ---                   --------            ---------
            A. A. Fornataro                        1,661,437           133,407                91,499
            Donald L. Hoylman                      1,559,361           141,533                91,499
            Robert D. McBride                      1,665,778           133,097                91,499
            Alexander Stuart                       1,665,778           133,097                91,499

         Continuing directors with terms to expire as indicated are:

                          Melvin R. Colvin                             1997
                          Milton Deaner                                1997
                          Bernard I. Posner                            1997
                          Martin J. Posner                             1997
                          Brenda N. Castellano                         1998
                          Marco B. Loffredo, Jr.                       1998
                          Vincent J. Schafmeister, Jr.                 1998
                          Leo L. Wallberg, Jr.                         1998

         Shareholders also approved an amendment to the Company's Management Incentive Plan permitting the return to income of any amounts remaining in the bonus pool following the award of bonuses under the Plan. The voting results with respect to this amendment were as follows:

                                                                            BROKER
              FOR                AGAINST           ABSTENTIONS            NON VOTES
            -------              -------           -----------            ---------
            1,581,141            167,556              24,675               91,499


         The shareholders also ratified the selection of Arthur Andersen LLP as independent auditors to examine the financial statements of the Company. The results of such vote were as follows:

                                                                            BROKER
              FOR               AGAINST             ABSTENTIONS           NON VOTES
            -------             -------             -----------           ---------
            1,656,122           111,017             6,233                 91,499

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


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


Date:  August 13, 1996
                                                     SALEM CORPORATION
                                                ---------------------------
                                                       (Registrant)


                                            BY: /S/ A.A. FORNATARO
                                                ---------------------------
                                                    A. A. Fornataro
                                                    President and Chief
                                                    Operating Officer


                                            BY: /S/ GEORGE A. DOUGLAS
                                                ---------------------------
                                                    George A. Douglas
                                                    Treasurer and Corporate
                                                    Controller